Form 10-Q
period 1995-03-31
NTS PROPERTIES V
filed 1995-05-15
CIK 745302

UNITED STATES

                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D. C. 20549

                                             FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number                        0-13400

               NTS-PROPERTIES V, a Maryland Limited Partnership
             (Exact name of registrant as specified in its charter)

           Maryland                                   61-1051452
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                 40223
(Address of principal executive
offices)                                               (Zip Code)

Registrant's telephone number,
including area code                                 (502) 426-4800

                                   Not Applicable
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES  X         NO

                                  TABLE OF CONTENTS


                                                                       Pages

                                       PART I

Item 1.      Financial Statements

             Balance Sheets and Statement of Partners' Equity
               as of March 31, 1995 and December 31, 1994                  2

             Statements of Operations
               For the three months ended March 31, 1995 and 1994          3

             Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994          4

             Notes To Financial Statements                               5-7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8-17


                                    PART II

1.      Legal Proceedings                                                 18
2.      Changes in Securities                                             18
3.      Defaults upon Senior Securities                                   18
4.      Submission of Matters to a Vote of Security Holders               18
5.      Other Information                                                 19
6.      Exhibits and Reports on Form 8-K                                  19

Signatures                                                                20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         NTS-PROPERTIES V,
                                  A Maryland Limited Partnership

                         BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                                As of                As of
                                           March 31, 1995     December 31, 1994*

ASSETS

   Cash and equivalents                    $    603,114          $    228,707
   Accounts receivable, net of
       allowance for doubtful accounts
       of $61,318 (1995) and $44,035
       (1994)                                   894,924               549,755
   Land, buildings and amenities, net        27,154,306            17,505,634
   Assets held for development, net           3,701,207             2,586,802
   Other assets                                 808,275               576,240
                                            ------------          ------------
                                           $ 33,161,826          $ 21,447,138
                                            ============          ============
LIABILITIES AND PARTNERS' EQUITY

   Mortgages and notes payable             $ 23,386,222          $ 11,743,884
   Accounts payable - operations                346,803               148,634
   Accounts payable - construction              142,714               164,458
   Security deposits                            134,353               125,833
   Other liabilities                            152,992                50,226
                                            ------------          ------------
                                             24,163,084            12,233,035

   Partners' equity                           8,998,742             9,214,103
                                            ------------          ------------
                                           $ 33,161,826          $ 21,447,138
                                            ============          ============

                               Limited           General
                              Partners           Partner            Total

PARTNERS' EQUITY
   Capital contributions,
    net of offering costs
    (35,876 units)         $ 30,582,037        $       100       $ 30,582,137
   Net income (loss) -
    prior years              (5,841,315)            54,794         (5,786,521)
   Net loss - current year     (213,209)            (2,154)          (215,363)
   Cash distributions
    declared to date        (15,389,204)          (155,527)       (15,544,731)
   Repurchase of limited
       partnership units        (36,780)             --               (36,780)
                            ------------        -----------       ------------
   Balances at March 31,
       1995                $  9,101,529        $  (102,787)      $  8,998,742
                            ============        ===========       ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                         NTS-PROPERTIES V,
                                  A Maryland Limited Partnership

                                     STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,

                                               1995                   1994

Revenues:
  Rental income, net of provision
   for doubtful accounts of $14,119
   (1995) and $11,079 (1994)               $ 1,280,164            $   872,155
  Interest and other income                      5,132                 11,488
                                            -----------            -----------
                                             1,285,296                883,643


Expenses:
  Operating expenses                           210,599                154,603
  Operating expenses - affiliated              127,832                109,453
  Amortization of capitalized
   leasing costs                                 6,779                  3,756
  Interest expense                             465,104                213,808
  Management fees                               78,023                 52,531
  Real estate taxes                            117,746                 82,473
  Professional and administrative
   expenses                                     35,933                 31,907
  Professional and administrative
   expenses - affiliated                        38,826                 38,400
  Depreciation and amortization                419,817                324,649
                                            -----------            -----------
                                             1,500,659              1,011,580
                                            -----------            -----------
Net loss                                   $  (215,363)           $  (127,937)
                                            ===========            ===========
Net loss allocated to limited partners     $  (213,209)           $  (126,658)
                                            ===========            ===========
Net loss per limited partnership unit      $     (5.94)           $     (3.53)
                                            ===========            ===========
Weighted average number of units                35,876                 35,876
                                            ===========            ===========

                                         NTS-PROPERTIES V,
                                  A Maryland Limited Partnership

                                     STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                          March 31,

                                                1995                   1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $  (215,363)           $  (127,937)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Provision for doubtful accounts               14,119                 11,079
  Amortization of capitalized
   leasing costs                                 6,779                  3,756
  Depreciation and amortization                419,817                324,649
  Changes in assets and liabilities:
   Accounts receivable                         107,137                 29,278
   Other assets                                 (6,628)               (38,363)
   Accounts payable - operations                71,194                (78,689)
   Security deposits                            (1,500)                 4,565
   Other liabilities                          (232,667)                86,426
                                            -----------             ----------
     Net cash (used in) provided by
      operating activities                    (162,888)               214,764
                                            -----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to land, buildings,
 and amenities                                   1,894               (151,851)
Decrease in accounts payable -
 construction                                  (21,740)               (73,751)
                                            -----------             ----------
     Net cash used in investing
      activities                               (19,846)              (225,602)
                                            -----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 and notes payable                            (192,068)              (163,390)
Capital contribution by a joint
  venture partner                              519,225                   --
Additions to loan costs                        (95,792)                  (774)
Cash distributions                               --                   (78,637)
                                            -----------             ----------
     Net cash provided by (used
      in) financing activities                 231,365               (242,801)
                                            -----------             ----------
     Net (decrease) increase in cash
      and equivalents                          374,407               (253,639)

CASH AND EQUIVALENTS, beginning
 of period                                     228,707                970,979
                                            -----------            -----------
CASH AND EQUIVALENTS, end of period        $   603,114            $   717,340
                                            ===========            ===========
Interest paid on a cash basis              $   263,808            $   229,123

                                         NTS-PROPERTIES V,
                                  A Maryland Limited Partnership

                                   NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1995 and 1994.

1.    Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

                                                       March 31,   December 31,
                                                         1995          1994

      Note payable to a bank bearing
      interest at the Prime Rate +
      7/8%, due March 31, 1996, secured
      by certain land and buildings                 $ 6,852,000   $ 7,002,000
      Mortgage payable with an insurance
      company bearing interest at a fixed
      rate of 7.5%, due December 5, 2003,
      secured by land, buildings and
      amenities                                       2,954,579     2,969,217

      Mortgage payable with an insurance
      company bearing interest at a fixed
      rate of 7.5%, due December 5, 2003,
      secured by land, buildings and
      amenities                                        1,763,928    1,772,667

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by
      land and building                                3,992,494        --

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land              324,227         --

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land
      and building                                     6,390,621         --

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land              872,990         --

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land              235,383         --
                                                      -----------  -----------
                                                     $23,386,222  $11,743,884
                                                      ===========  ===========

      The Prime Rate was 9% at March 31, 1995 and was 8.5% at December 31, 1994.

2.     Related Party Transactions

       Property management fees of $78,023 and $52,531 for the three months ended March 31, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,752 and $8,425 as a repair and maintenance fee during the three months ended March 31, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities.

       As permitted by the Partnership Agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1995 and 1994; these charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses -affiliated and items which have been capitalized as other assets or as land, buildings and amenities:

                                                  1995                 1994

            Administrative                    $  51,629             $  48,830
            Leasing agents                       39,789                60,288
            Property manager                     75,566                63,300
            Other                                 3,847                 3,548
                                               ---------             ---------
                                              $ 170,831             $ 175,966
                                               =========             =========

3.      Lakeshore/University II Joint Venture

        On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases
        I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                        Property                         Contributing Owner

        Lakeshore Business Center Phase I           NTS-Properties IV and NTS-
                                                     Properties V

        Lakeshore Business Center Phase II          NTS-Properties Plus Ltd.

        Undeveloped land adjacent to the            NTS-Properties Plus Ltd.
        Lakeshore Business Center
        development (known as Lakeshore
        III and outparcel building sites)

        Undeveloped land adjacent to the            NTS/Fort Lauderdale, Ltd.
        Lakeshore Business Center
        development (known as Tract 12)

        University Business Center Phase II         NTS-Properties V and NTS-
                                                     Properties Plus Ltd.

        Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 69% partnership interest in the joint venture.

4.      Contingency

        An investor (the "Plaintiff") in the Partnership and in NTS-Properties IV, an affiliate of the general partner of the Partnership, had previously asserted claims against her investment advisor and his company in connection with her investment in eleven limited partnerships. The Plaintiff invested a total of $158,000 in the Partnership and NTS-Properties IV. The amended complaint alleged that the advisor had violated federal securities laws, the Racketeer and Corrupt Influenced Organizations Act ("RICO"), and common law, related to the sale to the Plaintiff of interests in the eleven limited partnerships. The Plaintiff sought compensatory damages in an unspecified amount, recision and punitive damages plus interest, attorneys' fees and costs.

        On January 22, 1992, the Court issued a final judgment in favor of the Plaintiff and against the defendants in the amount of $579,678 on the basis of a jury finding that the defendants had breached their fiduciary duties to the Plaintiff. The other claims against the defendants were dismissed.

        During 1994, the defendants served an amended third-party complaint upon certain of the eleven limited partnerships originally sold to the Plaintiff including the Partnership and NTS-Properties IV and their respective general partners NTS-Properties Associates V and NTS-Properties Associates IV. Defendants sought contribution and indemnification in an unspecified amount from each of the third-party defendants and has reached settlements with certain of them.

        The NTS third-party defendants have filed and served an amended third-party complaint upon the third-party plaintiff, and have moved to dismiss the amended third-party complaint. Discovery is currently in progress with respect to the defendants third-party claims against the eleven limited partnerships, including the NTS entities.

        The general partner of the Partnership believes that the evidence is clear that there is no basis for the allegations made by the third-party plaintiff, and that the interests of the Partnership will be vigorously defended and that cross claims will be pursued against the third-party plaintiff unless an acceptable mutual settlement is secured. Management believes that this lawsuit will have no material adverse effect on the Partnership's operations or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                       1995              1994

Wholly-owned Properties

Commonwealth Business Center Phase II                  100%               59%

University Business Center Phase I                      90%               86%

Properties owned in joint venture
with NTS-Properties IV (Ownership
% at March 31, 1995)

The Willows of Plainview Phase II (90%)                 90%               91%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                  See below (1)           61%

Property owned in joint venture with
NTS-Properties Plus Ltd. (Ownership
% at March 31, 1995)

University Business Center Phase II
(See L/U II Joint Venture below)                  See below (1)          100%

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture)(Ownership % at March
31, 1995

Lakeshore Business Center Phase I (69%)                 79%        See above (1)

Lakeshore Business Center Phase II (69%)                77%              75% (2)

University Business Center Phase II (69%)              100%        See above (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See page 13 for a discussion regarding this change.
(2) As of March 31, 1994, the Partnership did not have an interest in this property. See page 13 for a discussion regarding this change.

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1995 and 1994 was as follows:

                                                       1995             1994
Wholly-owned Properties

Commonwealth Business Center Phase II                $177,426         $130,007

University Business Center Phase I                   $339,174         $253,775

Properties owned in joint venture
with NTS-Properties IV (Ownership
% at March 31, 1995)

The Willows of Plainview Phase II (90%)              $255,798         $264,836

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                     $ 74,043         $182,255

Property owned in joint venture
with NTS-Properties Plus Ltd.
(Ownership % at March 31, 1995)

University Business Center Phase II
(See L/U II Joint Venture below)                     $ 17,263         $ 48,183

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture)(Ownership % at March
31, 1995

Lakeshore Business Center Phase I (69%)              $130,672          N/A (1)

Lakeshore Business Center Phase II (69%)             $139,637          N/A (2)

University Business Center Phase II (69%)            $148,930          N/A (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. Rental and other income for the three months ended March 31, 1994 is reflected above. See page 13 for a discussion regarding this change.
(2) During the first quarter of 1994, the Partnership did not have an interest in this property. See page 13 for a discussion regarding the change which occurred during the first quarter of 1995.

The 41% increase in occupancy at Commonwealth Business Center Phase II from March 31, 1994 to March 31, 1995 is a result of five new leases totalling approximately 23,100 square feet. Included in this total is a 15-month lease for approximately 28% of the business center's rentable area. The lease term ends October 1995. Also included in the total is an approximately 19,000 square foot expansion by a current tenant. Average occupancy for the three months ended March 31 increased from 77% in 1994 to 100% in 1995. The increase in rental and other income at Commonwealth Business Center Phase II for the three months ended March 31, 1995 as compared to the same period in 1994 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

The 4% increase in occupancy at University Business Center Phase I from March 31, 1994 to March 31, 1995 is due to three new leases totalling approximately 5,600 square feet. Included in this total are expansions of approximately 3,800 square feet by two current tenants. Partially offsetting the new leases are two tenant move-outs totalling approximately 4,000 square feet. Of this total, approximately 2,000 square feet represents one tenant who vacated at the end of the lease term. The remaining 2,000 square feet represents a tenant who vacated and ceased making rental payments in breach of the lease agreement. Accrued income associated with this lease of approximately $7,700 was written-off as uncollectible after it was determined that the tenant had ceased operations. The Partnership will continue to pursue collection by attempting to enforce a personal guarantee made by the tenant's owner. Average occupancy at University Business Center Phase I for the three month period ended March
31 increased from 87% in 1994 to 90% in 1995. The increase in rental and other income at University Business Center Phase I for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the fact that the 1994 income was reduced by lease concessions which arose out of negotiations for an 8,000 square foot expansion and lease renewal by an existing tenant. The lease renewal extends the tenant's lease through June 2002. The lease concession period ended June 1994. The increase in rental and other income for the three month period is also due to the increase in average occupancy, an increase in common area expense reimbursements, a decrease in the provision for doubtful accounts and an increase in rental rates.

The Willows of Plainview Phase II's occupancy decreased from 91% as of March 31, 1994 to 90% as of March 31, 1995. Average occupancy decreased from 92% for the three months ended March 31, 1994 to 89% for the same period in 1995. Rental and other income at The Willows of Plainview Phase II decreased for the three months ended March 31, 1995 as compared to the same period in 1994 due to the decrease in average occupancy and a decrease in income from fully furnished units.

The 18% increase in occupancy at Lakeshore Business Center Phase I from March 31, 1994 to March 31, 1995 can be attributed to 10 new leases totalling approximately 28,800 square feet, which includes approximately 2,300 square feet in expansions by three current tenants. Included in the new leases is a five-year approximately 9,400 square foot lease which commenced during the second quarter of 1994 and a five-year approximately 6,400 square foot lease which commenced during the third quarter of 1994. The new leases and expansions are partially offset by an approximately 1,200 square foot downsizing by an existing tenant and six tenants, who occupied approximately 10,100 square feet, vacating at the end of the lease terms.
In addition to the downsizing and move-outs, the business center's leasing office of approximately 1,500 square feet was relocated to Lakeshore Business Center Phase II. The leasing office was relocated in order to accommodate a new lease, approximately 9,400 square feet (as discussed above). Average occupancy for the three month period increased from 59% in 1994 to 79% in 1995. Rental and other income at Lakeshore Business Center Phase I increased for the three months ended March 31, 1995 as compared to the same period in 1994 primarily as a result of the increase in average occupancy and an increase in common area expense reimbursements. The increase in rental and other income is partially offset by the Partnership's decreased ownership in Lakeshore Business Center Phase I. (See page 13 for a discussion regarding the change.)

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The lease term is seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased 58% of University Business Center Phase II. Of the total being sub-leased, 47% is being leased by a major tenant of University Business Center Phase I. At this time, it is not known whether Philip Crosby Associates, Inc. or the sub-lessees will renew the current leases with the business center when the original lease expires in 1998. The increase in rental and other income at University Business Center Phase II for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of an increase in common area expense reimbursements, a rent escalation based upon an increase in the consumer price index and the Partnership's change in ownership. (See page 13 for a discussion regarding the change.)

The 2% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1994 to March 31, 1995 can be attributed to four new leases for a total of approximately 11,100 square feet, an expansion of approximately 1,900 square feet by a current tenant and the fact that the business center's leasing office was relocated from Lakeshore Business Center Phase
I (owned by a joint venture between NTS-Properties IV and NTS-Properties V, affiliates of the general partner of the Partnership at the time of relocation) to an approximately 1,200 square foot suite in Lakeshore Business Center Phase II. The increases in occupancy are partially offset by an approximately 4,700 square foot downsizing by a current tenant. In accordance with the lease agreement, the tenant paid the Partnership a total of approximately $48,500 during the second and third quarters of 1994 to compensate the Partnership for lost rents and undepreciated renovation costs (recorded as lease buyout income). The increases in occupancy are also partially offset by an approximately 1,400 square foot move-out by a tenant who vacated at the end of the lease term and an approximately 2,300 square foot move-out by a tenant who vacated before the end of the lease term, but continued to make rental payments through the end of the lease term. There was no write-off of accrued income in connection with this lease. Additionally, the increases in occupancy are partially offset by an approximately 3,600 square foot move-out by a tenant who vacated and ceased making rental payments in breach of the lease agreement. Accrued income associated with this lease of approximately $17,000 was written off as uncollectible after it was determined that there was no possible collection. The accrued income which was written off is attributed to the straight-line method of accounting for rental income. Average occupancy at Lakeshore Business Center Phase II increased for the three month period from 75% in 1994 to 78% in 1995.

In cases of tenants abandoning the premises, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section for a discussion regarding the cash requirements of the Partnership's current debt financings.

Interest and other income includes interest earned from short-term investments made by the Partnership with excess cash. The decrease in interest income for the three months ended March 31, 1995 as compared to the same period in 1994 is a result of a decrease in excess cash available for investment. Interest income decreased for the three month period also as a result of decreased interest income received on an account receivable from a tenant at University Business Center Phase I due to its repayment in September 1994. The receivable was the result of above standard tenant improvements made in accordance with the lease agreement. The tenant reimbursed the Partnership for the cost of these improvements along with interest.

Operating expenses increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of increased janitorial and repair costs at the Partnership's commercial properties and increased landscaping and replacement costs at the Partnership's residential property. The increase in operating expenses is also a result of the Partnership's interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). See page 13 for a discussion regarding the joint venture.

The increase in operating expenses - affiliated for the three months ended March 31, 1995 as compared to the same period in 1994 is due to increased commercial leasing costs and the Partnership's interest in the L/U II Joint Venture (discussed on page 13).

The increase in the amortization of capitalized leasing costs and interest expense for the three month period is a result the Partnership's interest in the L/U II Joint Venture (discussed on page 13). The increase in interest expense can also be attributed to the increase in the Prime Rate. See Note 1 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees for the three month period can also be attributed to the Partnership's interest in the L/U II Joint Venture (discussed on page 13).

The increase in real estate taxes for the three months ended March 31, 1995 as compared to the same period in 1994 is a result of an increased assessment and tax rates for University Business Center Phase I and the Partnership's interest in the L/U II Joint Venture (discussed on page 13).

The increase in professional and administrative expenses for the three months ended March 31, 1995 as compared to the same period in 1994 is due to increased outside legal and accounting fees. The change in professional and administrative expenses - affiliated for the three months ended March 31, 1995 as compared to the same period in 1994 was not significant.

Depreciation and amortization expense has increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the Partnership's interest in the L/U II Joint Venture (discussed on page
13). The increase in depreciation and amortization expense for the three month period is partially offset by a portion of the Partnership's assets having become fully depreciated.

Liquidity and Capital Resources

Cash provided by operating activities was $162,888 and $214,764 for the three months ended March 31, 1995 and 1994, respectively. The Partnership made a 1% (annualized) cash distribution of $78,637 for the three months ended March 31, 1994. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $131.87 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution was declared during the three months ended March 31, 1995 as a result of a loan covenant (the $6,852,000 note payable) which requires the Partnership to have $500,000 remaining in cash or cash equivalents following a distribution. The Partnership plans to resume distributions once cash reserves are adequate to meet the loan covenant requirement, the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient to pay distributions.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                Property                                    Contributing Owner

Lakeshore Business Center Phase I           NTS-Properties IV and NTS-
                                              Properties V

Lakeshore Business Center Phase II          NTS-Properties Plus Ltd.

Undeveloped land adjacent to                NTS-Properties Plus Ltd.
the Lakeshore Business Center
development (known as Lakeshore
III and outparcel building sites)

Undeveloped land adjacent to                NTS/Fort Lauderdale, Ltd.
the Lakeshore Business Center
development (known as Tract 12)

University Business Center Phase II         NTS-Properties V and NTS-Properties
                                             Plus Ltd.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 69% partnership interest in the joint venture.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, reductions to accounts payable - construction and for other capital additions and are funded by operating activities. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in financing activities are for cash distributions, loan costs and principal payments on mortgages and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. Partnership does not expect any material changes in the mix and relative cost of capital resources except for the change in the $6,852,000 note payable interest rate on May
1, 1995 (discussed below) and the changes resulting from the investment in the L/U II Joint Venture. See the discussion of the Joint Venture formation on page 13.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1995 and 1994. Distributions were funded by cash flow derived from operating activities.

                             Net Loss            Cash           Return of
                            Allocated       Distributions        Capital

       Limited Partners:
               1995      $  (213,209)       $     --         $     --
               1994         (126,658)            77,851           77,851

       General Partner:
               1995      $    (2,154)       $     --         $     --
               1994           (1,279)               786              786

As of March 31, 1995, the Partnership has accrued approximately $139,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at March 31, 1995 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of March 31, 1995.

As of March 31, 1995, the Partnership had no material commitments for renovations or capital improvements.

As of March 31, 1995, the Partnership had a note payable to a bank in the amount of $6,852,000. The note is secured by the land and buildings of Commonwealth Business Center Phase II and University Business Center Phase
I. The note is due March 31, 1996. Interest on the note was charged at the Prime Rate + 5/8% from the date of the loan extension agreement (July 1993) through April 30, 1994. Beginning May 1, 1994 and continuing through April 30, 1995, the note will bear interest at the Prime Rate + 7/8%. Beginning May 1, 1995 and continuing through March 31, 1996, the note will bear interest at the Prime Rate + 1%. Beginning July 1, 1993, the Partnership agreed to make monthly principal payments of $50,000 as part of the loan extension agreement. However, the Partnership will not be in default so long as it repays at least $30,000 in principal every calendar quarter beginning July 1, 1993. The outstanding principal balance at maturity based on the current rate of amortization ($50,000 principal payment each month) is $6,252,000.

As of March 31, 1995, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, an affiliate of the general partner, had two mortgage loans each with an insurance company in the amount of $3,299,731 and $1,969,989. The mortgages are recorded as a liability of the joint venture. The Partnership's proportionate interest in the mortgages as of March 31, 1995 was $4,718,507 ($2,954,579 and $1,763,928).
Both mortgages are due December 5, 2003, bear interest at a fixed rate of 7.5% for the first 60 months and are secured by the land, buildings and amenities of the Joint Venture. At the end of the 56th month from the date of the notes, the insurance companies will notify the Joint Venture of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Joint Venture will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Joint Venture, the entire unpaid principal balance is due with the 60th installment of interest. If the Joint Venture accepts the Modified Rate, it becomes effective the 61st month from the date of the note. (Notes dated November 23, 1993.) Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Joint Venture accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of March 31, 1995, the L/U II Joint Venture (see page 13) had five notes payable, each with a bank, in the amount of $5,767,000, $468,333, $9,231,000, $1,261,000 and $340,000. The notes are recorded as a liability of the joint venture. The Partnership's proportionate interest in the notes as of March 31, 1995 was $11,815,715 ($3,992,494, $324,227, $6,390,621,
$872,990 and $235,383). All of the notes are due January 31, 1998, bear interest at a fixed rate of 10.6% and are secured by the assets of the joint venture. In accordance with the debt agreements, principal payments required on the $9,231,000, $1,261,000 and $5,767,000 notes payable are as follows:

      a) 12 monthly payments of $3,000 each, the first of which was due at closing. The second through 12th payments are due on the first day of February through December 1995.
      b) 12 monthly payments of $12,000 each, commencing on January 1, 1996 through December 1, 1996.
      c) 13 monthly payments of $15,000 each, commencing on January 1, 1997 through January 1, 1998.
      d)     Balloon payment due at maturity on January 31, 1998.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the required principal payments pursuant to the loan extension agreement, principal payments required on the permanent mortgages of the NTS Willows Phase II Joint Venture and principal payments required on the notes of the L/U II Joint Venture. Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. Also the Partnership expects a demand on future liquidity based on 69,953 square feet in leases expiring from April 1, 1995 to March 31, 1996 (Commonwealth Business Center Phase II - 27,861 square feet, University Business Center Phase I - 5,461 square feet, Lakeshore Business Center Phase I - 14,107 square feet and Lakeshore Business Center Phase II - 22,524 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Extremely weak economic conditions in Ft. Lauderdale, Florida have caused the low occupancy levels at Lakeshore Business Center Phases I and II. In the opinion of the general partner, leasing activity is improving in this part of Florida. In an effort to improve the occupancy at the business center, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's other properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. At University Business Center Phase I in Orlando, Florida, the Partnership has an on-site leasing agent, an employee of NTS Development Company, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, employees of NTS Development Company, who handle all on-site visits from potential tenants, make visits to local companies to promote fully furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

Leases at the Partnership's commercial properties provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at the Partnership's Florida commercial properties also provide for rent increases which are based upon increases in the consumer price index. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

The Partnership owns approximately 6 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2.5 million is land cost, capitalized interest and common area costs. The Partnership plans to use the remaining land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1995 in the land held for development is approximately $1.1 million. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

PART II.  OTHER INFORMATION

1.         Legal Proceedings

           An investor (the "Plaintiff") in the Partnership and in NTS-Properties IV, an affiliate of the general partner of the
           Partnership, had previously asserted claims against her investment advisor and his company in connection with her investment in eleven limited partnerships. The Plaintiff invested a total of $158,000 in the Partnership and NTS-Properties IV. The amended complaint alleged that the advisor had violated federal securities laws, the Racketeer and Corrupt Influenced Organizations Act ("RICO"), and common law, related to the sale to the Plaintiff of interests in the eleven limited partnerships. The Plaintiff sought compensatory damages in an unspecified amount, recision and punitive damages plus interest, attorneys' fees and costs.

           On January 22, 1992, the Court issued a final judgment in favor of the Plaintiff and against the defendants in the amount of $579,678 on the basis of a jury finding that the defendants had breached their fiduciary duties to the Plaintiff. The other claims against the defendants were dismissed.

           During 1994, the defendants served an amended third-party complaint upon certain of the eleven limited partnerships originally sold to the Plaintiff including the Partnership and NTS-Properties IV and their respective general partners NTS-Properties Associates V and NTS-Properties Associates IV. Defendants sought contribution and indemnification in an unspecified amount from each of the third-party defendants and has reached settlements with certain of them.

           The NTS third-party defendants have filed and served an amended third-party complaint upon the third-party plaintiff, and have moved to dismiss the amended third-party complaint. Discovery is currently in progress with respect to the defendants third-party claims against the eleven limited partnerships, including the NTS entities.

           The general partner of the Partnership believes that the evidence is clear that there is no basis for the allegations made by the third-party plaintiff, and that the interests of the Partnership will be vigorously defended and that cross claims will be pursued against the third-party plaintiff unless an acceptable mutual settlement is secured. Management believes that this lawsuit will have no material adverse effect on the Partnership's operations or financial condition.

2.         Changes in Securities

           None

3.         Defaults upon Senior Securities

           None

4.         Submission of Matters to a Vote of Security Holders

           None

5.         Other Information

           None

6.         Exhibits and Reports on Form 8-K

           (a)  Exhibits

                            Exhibit 27. Financial Data Schedule

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed for the quarter ended March 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties V has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NTS-PROPERTIES V, a Maryland Limited
                                     Partnership
                                                 (Registrant)


                                    By:NTS-Properties Associates V
                                       By:NTS Capital Corporation,
                                          General Partner


                                         /s/ John W. Hampton
                                             John W. Hampton
                                             Senior Vice President



Date:    May 11, 1995