Form 10-Q
period 1995-06-30
NTS PROPERTIES V
filed 1995-08-10
CIK 745302

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

For the quarterly period ended                 June 30, 1995

                                                             OR

[ ]                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number                          0-13400

                NTS-PROPERTIES V, a Maryland Limited Partnership
             (Exact name of registrant as specified in its charter)

        Maryland                                       61-1051452
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Road
   Louisville, Kentucky                                  40223
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number,
including area code                                  (502) 426-4800

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

                                  YES  X         NO

                             TABLE OF CONTENTS


                                                                        Pages

                                     PART I

Item 1.           Financial Statements

                  Balance Sheets and Statement of Partners' Equity
                    as of June 30, 1995 and December 31, 1994               3

                  Statements of Operations
                    For the three months and six months ended
                    June 30, 1995 and 1994                                  4

                  Statements of Cash Flows
                    For the three months and six months ended
                    June 30, 1995 and 1994                                  5

                  Notes To Financial Statements                           6-9

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 10-20


                                   PART II

1.           Legal Proceedings                                             21
2.           Changes in Securities                                         21
3.           Defaults upon Senior Securities                               21
4.           Submission of Matters to a Vote of Security Holders           21
5.           Other Information                                             22
6.           Exhibits and Reports on Form 8-K                              22

Signatures                                                                 23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              NTS-PROPERTIES V,
                                      A Maryland Limited Partnership

                             BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                             As of                   As of
                                        June 30, 1995         December 31, 1994*

ASSETS
   Cash and equivalents                 $    617,904              $    228,707
   Cash and equivalents - restricted          78,730                      --
   Accounts receivable, net of
    allowance for doubtful accounts
    of $28,131 (1995) and $44,035
    (1994)                                   894,758                   549,755
   Land, buildings and amenities, net     26,766,137                17,505,634
   Assets held for development, net        3,662,744                 2,586,802
   Other assets                              742,624                   576,240
                                         ------------              ------------
                                        $ 32,762,897              $ 21,447,138
                                         ============              ============
LIABILITIES AND PARTNERS' EQUITY
   Mortgages and notes payable          $ 23,204,431              $ 11,743,884
   Accounts payable - operations             262,924                   148,634
   Accounts payable - construction           160,570                   164,458
   Security deposits                         138,270                   125,833
   Other liabilities                         278,483                    50,226
                                         ------------              ------------
                                          24,044,678                12,233,035

   Partners' equity                        8,718,219                 9,214,103
                                         ------------              ------------
                                        $ 32,762,897              $ 21,447,138
                                         ============              ============

                                Limited          General
                               Partners          Partner              Total

PARTNERS' EQUITY
  Capital contributions,
   net of offering costs
   (35,876 units)           $ 30,582,037       $       100        $ 30,582,137
  Net income (loss) -
   prior years                (5,841,315)           54,794          (5,786,521)
  Net loss - current year       (490,927)           (4,959)           (495,886)
  Cash distributions
   declared to date          (15,389,204)         (155,527)        (15,544,731)
  Repurchase of limited
   partnership units             (36,780)            --                (36,780)
                             ------------       -----------        ------------
  Balances at June 30,
   1995                     $  8,823,811       $  (105,592)       $  8,718,219
                             ============       ===========        ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                     NTS-PROPERTIES V,

                               A Maryland Limited Partnership

                                  STATEMENTS OF OPERATIONS

                                                Three Months Ended                     Six Months Ended
                                                    June 30,                               June 30,

                                           1995                 1994              1995                 1994
Revenues:
  Rental income, net of provision
   for doubtful accounts of $9,320
   (1995) and $21,508 (1994)           $ 1,382,229         $   834,779         $ 2,662,393         $ 1,706,934
  Interest and other income                 38,611               7,226              43,743              18,714
                                        -----------         -----------         -----------         -----------
                                         1,420,840             842,005           2,706,136           1,725,648


Expenses:
  Operating expenses                       229,811             171,493             440,407             326,096
  Operating expenses - affiliated          129,258             104,028             257,091             213,481
  Write-off of unamortized tenant
   improvements                              --                 31,610                --                31,610
  Amortization of capitalized
   leasing costs                             8,978               3,367              15,757               7,123
  Interest expense                         578,764             240,920           1,043,869             454,728
  Management fees                           81,874              51,956             159,899             104,488
  Real estate taxes                        130,770              82,204             248,517             164,674
  Professional and administrative
   expenses                                 26,164              32,226              62,097              64,133
  Professional and administrative
   expenses - affiliated                    38,953              37,720              77,779              76,120
  Depreciation and amortization            476,785             318,631             896,606             643,282
                                        -----------         -----------         -----------         -----------
                                         1,701,357           1,074,155           3,202,022           2,085,735
                                        -----------         -----------         -----------         -----------
Net loss                               $  (280,517)        $  (232,150)        $  (495,886)        $  (360,087)
                                        ===========         ===========         ===========         ===========
Net loss allocated to limited
 partners                              $  (277,712)        $  (229,829)        $  (490,927)        $  (356,486)
                                        ===========         ===========         ===========         ===========
Net loss per limited partnership
 unit                                  $     (7.74)        $     (6.41)        $    (13.68)        $     (9.94)
                                        ===========         ===========         ===========         ===========
Weighted average number of units            35,876              35,876              35,876              35,876
                                        ===========         ===========         ===========         ===========

                                    NTS-PROPERTIES V,
                             A Maryland Limited Partnership

                                STATEMENTS OF CASH FLOWS
                                               Three Months Ended                         Six Months Ended
                                                    June 30,                                  June 30,

                                             1995               1994                 1995                1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $  (280,517)        $  (232,150)        $  (495,886)        $  (360,087)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Provision for doubtful accounts            (4,799)             10,429               9,320              21,508
  Write-off of unamortized tenant
   improvements                                --                31,610                --                31,610
  Amortization of capitalized
   leasing costs                              8,978               3,367              15,757               7,123
  Depreciation and amortization             476,785             318,631             896,606             643,282
  Changes in assets and liabilities:
   Accounts receivable                        4,965              67,649             112,102              96,927
   Other assets                              39,414             (18,915)             32,786             (58,054)
   Accounts payable - operations            (83,878)               (309)            (12,684)            (78,998)
   Security deposits                          3,917                (889)              2,417               3,676
   Other liabilities                        125,491              67,757            (107,176)            154,183
                                          ----------          ----------          ----------         -----------
  Net cash provided by operating
   activities                               290,356             247,180             453,242             461,170
                                          ----------          ----------          ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                  (28,721)           (207,657)            (26,826)           (359,508)
Increase (decrease) in accounts
 payable - construction                      17,856             (45,596)             (3,884)           (119,347)
Increase in cash and equivalents -
 restricted                                    --                  --               (78,730)              --
                                          ----------          ----------          ----------         -----------
  Net cash used in investing
   activities                               (10,865)           (253,253)           (109,440)           (478,855)
                                          ----------          ----------          ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 and notes payable                         (181,791)           (196,100)           (373,859)           (359,490)
Capital contribution by a joint
 venture partner                               --                  --               519,225                --
Additions to loan costs                      (4,180)               --               (99,971)               --
Cash distributions                             --               (78,637)              --               (157,274)
                                          ----------          ----------          ----------         -----------
  Net cash provided by (used in)
   financing activities                    (185,971)           (274,737)             45,395            (516,764)
                                          ----------          ----------          ----------         ------------
   Net increase (decrease) in cash
    and equivalents                          93,520            (280,810)            389,197            (534,449)

CASH AND EQUIVALENTS, beginning of
 period                                     524,384             717,340             228,707             970,979
                                         -----------         -----------         -----------         -----------
CASH AND EQUIVALENTS, end of period     $   617,904         $   436,530         $   617,904         $   436,530
                                         ===========         ===========         ===========         ===========
Interest paid on a cash basis           $   584,806         $   236,248         $ 1,043,172         $   465,371
                                         ===========         ===========         ===========         ===========

                                  NTS-PROPERTIES V,
                           A Maryland Limited Partnership

                            NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1995 and 1994.

1.  Mortgages and Notes Payable

    Mortgages and notes payable consist of the following:

                                                     June 30,     December 31,
                                                       1995           1994

    Note payable to a bank bearing
    interest at the Prime Rate +
    1%, due March 31, 1996, secured
    by certain land and buildings                  $ 6,702,000     $ 7,002,000

    Mortgage payable with an insurance
    company bearing interest at a fixed
    rate of 7.5%, due December 5, 2003,
    secured by land, buildings and
    amenities                                        2,946,377       2,969,217

    Mortgage payable with an insurance
    company bearing interest at a fixed
    rate of 7.5%, due December 5, 2003,
    secured by land, buildings and
    amenities                                         1,759,031      1,772,667

    Note payable to a bank bearing
    interest at a fixed rate of 10.6%,
    due January 31, 1998, secured by
    land and building                                 3,986,263          --

    Note payable to a bank bearing
    interest at a fixed rate of 10.6%,
    due January 31, 1998, secured by land               324,227          --

    Note payable to a bank bearing
    interest at a fixed rate of 10.6%,
    due January 31, 1998, secured by land
    and building                                      6,384,391          --

    Note payable to a bank bearing
    interest at a fixed rate of 10.6%,
    due January 31, 1998, secured by land               866,760          --

    Note payable to a bank bearing
    interest at a fixed rate of 10.6%,
    due January 31, 1998, secured by land               235,382          --
                                                     -----------    -----------
                                                    $23,204,431    $11,743,884
                                                     ===========    ===========
     The Prime Rate was 9% at June 30, 1995 and was 8.5% at December 31,
     1994.

     Although there is currently no agreement with the bank, the Partnership anticipates being able to negotiate a longer term arrangement with the current bank or obtain permanent financing from other sources for the note which matures March 31, 1996. There is no assurance that financing will be available to repay the note upon its maturity, or if extended, that any available financing will be on favorable terms.

2.   Cash and Equivalents - Restricted

     Cash and equivalents - restricted represents escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture.

3.   Related Party Transactions

     Property management fees of $159,899 and $104,488 for the six months ended June 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,359 and $18,936 as a repair and maintenance fee during the six months ended June 30, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities.

     As permitted by the Partnership Agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses -affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:

                                                     1995               1994

         Administrative                           $ 104,350          $  96,912
         Leasing agents                              79,466            104,825
         Property manager                           159,261            126,284
         Other                                        4,685              6,969
                                                   ---------          ---------
                                                  $ 347,762          $ 334,990
                                                   =========          =========
4.  Lakeshore/University II Joint Venture

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

5.  Contingency

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

6.  Commitments

    As of June 30, 1995, the Lakeshore/University II Joint Venture, a joint venture between the Partnership, NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd. (affiliates of the general partner of the Partnership), had a commitment for approximately $61,000 of tenant finish improvements. The commitment is the result of a five-year lease renewal with a current tenant. The Partnership's proportionate share of this commitment is approximately $42,000 or 69%.

7.  Subsequent Event

    Subsequent to June 30, 1995, the Lakeshore/University II Joint Venture made a commitment for approximately $86,000 of tenant finish improvements. The commitment was the result of a five-year lease renewal and 3,600 square foot expansion by an existing tenant. The Partnership's proportionate share of this commitment is approximately $59,300 or 69%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                   1995                  1994

Wholly-owned Properties

Commonwealth Business Center Phase II              100%                   59%

University Business Center Phase I                  91%                   86%

Properties owned in joint venture
with NTS-Properties IV (Ownership
% at June 30, 1995)

The Willows of Plainview Phase II (90%)             89%                   94%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)              See below (1)               72%

Property owned in joint venture with
NTS-Properties Plus Ltd. (Ownership
% at June 30, 1995)

University Business Center Phase II
(See L/U II Joint Venture below)              See below (1)              100%

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture)(Ownership % at June
30, 1995

Lakeshore Business Center Phase I (69%)           83%            See above (1)

Lakeshore Business Center Phase II (69%)          82%                  80% (2)

University Business Center Phase II (69%)        100%            See above (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See pages 15 and 16 for a discussion regarding this change.
(2) As of June 30, 1994, the Partnership did not have an interest in this property. See pages 15 and 16 for a discussion regarding this change.

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1995 and 1994 was as follows:

                                  Three Months Ended        Six Months Ended
                                      June 30,                  June 30,

                                    1995       1994         1995        1994
Wholly-owned Properties

Commonwealth Business Center     $177,299    $ 85,688     $354,725    $215,696
Phase II

University Business Center       $356,408    $221,517     $695,582    $475,292
Phase I

Properties owned in joint
venture with NTS-Properties
IV (Ownership % at June
30, 1995)

The Willows of Plainview         $261,363    $268,840     $517,161    $533,676
Phase II (90%)

Lakeshore Business Center         N/A (1)    $213,707     $ 74,043    $395,962
Phase I (See L/U II Joint
Venture below)

Property owned in joint
venture with NTS-Properties
Plus Ltd. (Ownership % at
June 30, 1995)

University Business Center        N/A (1)    $ 50,068     $ 17,263    $ 98,251
Phase II (See L/U II Joint
Venture below)

Properties owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)(Ownership
% at June 30, 1995

Lakeshore Business Center        $191,004     N/A (2)     $321,675     N/A (2)
Phase I (69%)

Lakeshore Business Center        $222,096     N/A (3)     $361,733     N/A (3)
Phase II (69%)

University Business Center       $206,318     N/A (2)     $355,248     N/A (2)
Phase II (69%)

(1) During the first quarter of 1995, the Partnership's ownership in the property changed. The Partnership's proportionate share of rental and other income for the three months ended June 30, 1995 is reflected below (see L/U II Joint Venture). See pages 15 and 16 for a discussion regarding this change.
(2) During the first quarter of 1995, the Partnership's ownership interest in the property changed. Rental and other income for the three months and six months ended June 30, 1994 is reflected above. See pages 15 and 16 for a discussion regarding this change.
(3) During the three months and six months ended June 30, 1994, the Partnership did not have an interest in this property. See pages 15 and 16 for a discussion regarding the change which occurred during the first quarter of 1995.

The 41% increase in occupancy at Commonwealth Business Center Phase II from June 30, 1994 to June 30, 1995 is a result of five new leases totalling approximately 25,000 square feet. Included in this total is a short term lease for approximately 28% of the business center's rentable area. The tenant is expected to vacate the leased space during the third quarter of 1995. Also included in the total is an approximately 1,900 square foot expansion by a current tenant. There were no tenant move-outs during the 12 month period ended June 30, 1995. Average occupancy increased from 68%
(1994) to 100% (1995) for the six months ended June 30 and from 59% (1994) to 100% (1995) for the three month period. The increase in rental and other income at Commonwealth Business Center Phase II for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

The 5% increase in occupancy at University Business Center Phase I from June 30, 1994 to June 30, 1995 is due to two new leases totalling approximately 4,800 square feet. Included in this total is an expansion of approximately 3,400 square feet by a current tenant. There were no tenant move-outs during the 12 month period ended June 30, 1995. Average occupancy at University Business Center Phase I increased from 87% (1994) to 90% (1995) for the six months ended June 30 and from 86% (1994) to 90% (1995) for the three month period. The increase in rental and other income at University Business Center Phase I for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is primarily due to the fact that the 1994 income was reduced by lease concessions which arose out of negotiations for an 8,000 square foot expansion and lease renewal by an existing tenant. The lease renewal extended the tenant's lease through June 2002. The lease concession period ended June 1994. The increase in rental and other income for the three month and six month periods is also due to the increase in average occupancy, an increase in common area expense reimbursements, a decrease in the provision for doubtful accounts and an increase in rental rates.

The Willows of Plainview Phase II's occupancy decreased from 94% as of June 30, 1994 to 89% as of June 30, 1995. Average occupancy decreased from 93%
(1994) to 90% (1995) for the six months ended June 30 and from 94% (1994) to 92% (1995) for the three month period. Rental and other income at The Willows of Plainview Phase II decreased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 due to the decrease in average occupancy and a decrease in income from fully furnished units.

The 11% increase in occupancy at Lakeshore Business Center Phase I from June 30, 1994 to June 30, 1995 can be attributed to eight new leases totalling approximately 20,000 square feet, which includes approximately 3,000 square feet in expansions by two current tenants. Included in the new leases is a five-year approximately 6,400 square foot lease which commenced during the third quarter of 1994 and a five-year approximately 4,800 square foot lease which commenced during the fourth quarter of 1994. The new leases and expansions are partially offset by five tenants, who occupied approximately 9,400 square feet, vacating at the end of the lease terms. Average occupancy increased from 71% (1994) to 80% (1995) for the three months ended June 30 and from 65% (1994) to 79% (1995) for the six month period. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase I decreased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the Partnership's decreased ownership in Lakeshore Business Center Phase I. (See pages 15 and 16 for a discussion regarding the change.) Overall, Lakeshore Business Center Phase I's rental and other income increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the increases in average occupancy and an increase in common area expense reimbursements.

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The lease term is seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased 58% of University Business Center Phase II. Of the total being sub-leased, 47% is being leased by a major tenant of University Business Center Phase I. At this time, it is not known whether Philip Crosby Associates, Inc. or the sub-lessees will renew the current leases with the business center when the original lease expires in 1998. The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the Partnership's increased ownership in the business center. (See pages 15 and 16 for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 increased as a result of an increase in common area expense reimbursements and a rent escalation based upon an increase in the consumer price index.

The 2% increase in occupancy at Lakeshore Business Center Phase II from June 30, 1994 to June 30, 1995 can be attributed to five new leases for a total of approximately 8,100 square feet. The new leases are partially offset by an approximately 2,800 square foot downsizing by a current tenant. In accordance with the lease agreement, the tenant paid NTS-Properties Plus Ltd., an affiliate of the general partner of the Partnership and the owner of the business center prior to its contribution to the L/U II Joint Venture (see pages 15 and 16), a total of approximately $48,500 during the second and third quarters of 1994 to compensate NTS-Properties Plus Ltd. for lost rents and undepreciated renovation costs (recorded as lease buyout income). The new leases are also partially offset by an approximately 1,400 square foot move-out by a tenant who vacated at the end of the lease term and an approximately 2,300 square foot move-out by a tenant who vacated before the end of the lease term, but continued to make rental payments through the end of the lease term. There was no write-off of accrued income in connection with this lease. Average occupancy at Lakeshore Business Center Phase II increased for the six months ended June 30 from 78% (1994) to 80% (1995). Average occupancy was 81% for both the 1994 and 1995 three month periods.

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

The increase in interest and other income for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is primarily the result of approximately $21,600 in interest income being recognized during the second quarter of 1995 on a receivable from a tenant at University Business Center Phase I. Interest income was not recognized until the receivable had been repaid in full due to the length of time it has taken the tenant to reimburse the Partnership.

Interest and other income also includes interest earned from short-term investments made by the Partnership with excess cash. The increase in interest income for the three month period is also a result of an increase in excess cash available for investment. Partially offsetting the increase in interest income for the three month and six month periods is a decrease in interest income received on an account receivable from a tenant at University Business Center Phase I due to its repayment in September 1994. The receivable was the result of above standard tenant improvements made in accordance with the lease agreement. The tenant reimbursed the Partnership for the cost of these improvements along with interest.

Operating expenses increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 primarily as a result of the Partnership's interest in the L/U II Joint Venture. (See pages 15 and 16 for a discussion regarding the joint venture.) The increase in operating expenses for the three months and six month periods is also a result of increased landscaping costs at the Partnership's residential property. Partially offsetting the increase in operating expenses for the three month and six month periods is a decrease in repair costs at the Partnership's commercial properties. The increase in operating expenses for the six month period is also partially offset by decreased utility costs at the Partnership's commercial properties.

The increase in operating expenses - affiliated for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is due to increased commercial leasing costs and the Partnership's interest in the L/U II Joint Venture (discussed on pages 15 and 16).

The 1994 write-off of unamortized tenant improvements can be attributed mainly to University Business Center Phase I. At University Business Center Phase I, a tenant expanded and renewed its lease through April 2001. The tenant expanded by approximately 400 square feet for a total of approximately 3,900 square feet. No additional space was available adjacent to the tenant's current location; therefore, it was necessary to relocate the tenant to another suite in the business center. As a condition of the renewal and expansion, the Partnership agreed to renovate the new suite.
In order to complete the renovation, it was necessary to replace improvements which had not been fully depreciated. This resulted in a write-off of approximately $31,000. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements.

The increase in the amortization of capitalized leasing costs and interest expense for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is a result the Partnership's interest in the L/U II Joint Venture (discussed on pages 15 and 16). The increase in interest expense can also be attributed to the increase in the Prime Rate. See Note 1 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 can also be attributed to the Partnership's interest in the L/U II Joint Venture (discussed on pages 15 and 16).

The increase in real estate taxes for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is a result of an increased assessment and tax rates for University Business Center Phase I and as a result of the Partnership's interest in the L/U II Joint Venture (discussed on pages 15 and 16).

The decrease in professional and administrative expenses for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is due to decreased external data processing and telephone charges.

Professional and administrative expenses - affiliated remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

Depreciation and amortization expense has increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the Partnership's interest in the L/U II Joint Venture (discussed on pages 15 and 16). The increase in depreciation and amortization expense for both periods is partially offset by a portion of the Partnership's assets having become fully depreciated.

Liquidity and Capital Resources

Cash provided by operating activities was $453,242 and $461,170 for the six months ended June 30, 1995 and 1994, respectively. The Partnership made a
 .5% (annualized) cash distribution of $78,637 for the six months ended June 30, 1994. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $131.87 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution was declared during the six months ended June 30, 1995 as a result of a loan covenant (the $6,702,000 note payable) which requires the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The Partnership plans to resume distributions once cash reserves are adequate to meet the loan covenant requirement, the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions.

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

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties by the L/U II Joint Venture. Cash flows used in financing activities are for cash distributions, loan costs and principal payments on mortgages and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the Liquidity and Capital Resources - Continued

joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the change in the $6,702,000 note payable interest rate on May 1, 1995 (from Prime + 7/8% to Prime + 1%) and the changes resulting from the investment in the L/U II Joint Venture. See the discussion of the Joint Venture formation on pages 15 and 16.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1995 and 1994. Distributions were funded by cash flow derived from operating activities.

                         Net Loss                Cash               Return of
                        Allocated            Distributions           Capital

    Limited Partners:
        1995          $  (490,927)            $     --            $     --
        1994             (356,486)                 77,851              77,851

    General Partner:
        1995          $    (4,959)            $     --            $     --
        1994               (3,601)                    786                 786

As of June 30, 1995, the Partnership has accrued approximately $142,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at June 30, 1995 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of June 30, 1995.

As of June 30, 1995, the L/U II Joint Venture had a commitment for approximately $61,000 of tenant finish improvements. The commitment is the result of a five-year lease renewal with a current tenant. The Partnership's proportionate share of this commitment is approximately $42,000 or 69%. Subsequent to June 30, 1995, the L/U II Joint Venture, made a commitment for approximately $86,000 of tenant finish improvements. The commitment was the result of a five-year lease renewal and 3,600 square foot expansion by an existing tenant. The Partnership's proportionate share of this commitment is approximately $59,300 or 69%. The Partnership had no other material commitments for renovations or capital improvements as of or subsequent to June 30, 1995.

As of June 30, 1995, the Partnership had a note payable to a bank in the amount of $6,702,000. The note is secured by the land and buildings of Commonwealth Business Center Phase II and University Business Center Phase
I. The note is due March 31, 1996. The note currently bears interest at the Prime Rate + 1%. The Partnership currently makes monthly principal payments of $50,000 as part of the loan extension agreement (July 1993). However, the Partnership will not be in default so long as it repays at least $30,000 in principal every calendar quarter. The outstanding principal balance at maturity based on the current rate of amortization ($50,000 principal payment each month) is $6,252,000. Although there is currently no agreement with the bank, the Partnership anticipates being able to negotiate a longer term arrangement with the current bank or obtain permanent financing from other sources for the note which matures March 31, 1996. There is no assurance that financing will be available to repay the note upon its maturity, or if extended, that any available financing will be on favorable terms.

As of June 30, 1995, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, an affiliate of the general partner, had two mortgage loans each with an insurance company in the amount of $3,289,101 and $1,963,642. The mortgages are recorded as a liability of the joint venture. The Partnership's proportionate interest in the mortgages as of June 30, 1995 was $4,705,408 ($2,946,377 and $1,759,031).
Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of June 30, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,222,000, $5,758,000, $1,252,000, $468,333 and
$340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at June 30, 1995 was $6,384,391, $3,986,263, $866,760, $324,227
and $235,382, respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of June 30, 1995, approximately $87,000 remains to be escrowed of which the Partnership's proportionate share is $60,000. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,222,000, $5,758,000 and $1,252,000 notes are as follows:

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

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the required principal payments pursuant to the $6,702,000 loan extension agreement, principal payments required on the permanent mortgages of the NTS Willows Phase II Joint Venture, principal payments required on the notes of the L/U II Joint Venture, commitments made for tenant finish improvements (see page 17) and as a result of the $6,702,000 note payable which matures March 31, 1996. Additionally, the

Partnership will continue its efforts to lease current unoccupied space at its commercial properties. Also the Partnership expects a demand on future liquidity based on 57,190 square feet in leases expiring from July 1, 1995 to June 30, 1996 (Commonwealth Business Center Phase II - 27,861 square feet, University Business Center Phase I - 3,741 square feet, Lakeshore Business Center Phase I - 13,534 square feet and Lakeshore Business Center Phase II - 12,054 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations, cash reserves and the escrow funds (as discussed on page 18) will be sufficient to meet the needs of the Partnership.

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

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's other properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. At University Business Center Phase I in Orlando, Florida, the Partnership has an on-site leasing agent, an employee of NTS Development Company, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, employees of NTS Development Company, who handle all on-site visits from potential residents, make visits to local companies to promote fully furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

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

The Partnership owns approximately 6 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2.5 million is land cost, capitalized interest and common area costs. The Partnership plans to use the land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1995 in the land held for development is approximately $1.1 million. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

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

           None

3.         Defaults upon Senior Securities

           None

4.         Submission of Matters to a Vote of Security Holders

           None

5.         Other Information

           None

6.         Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 27. Financial Data Schedule

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed for the three months ended June 30, 1995.

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



Date:    August 9, 1995