Form 10-Q
period 1995-09-30
NTS PROPERTIES V
filed 1995-11-13
CIK 745302

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995

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

                                                    YES  X         NO

                             TABLE OF CONTENTS


                                                                     Pages

                                  PART I

Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
          as of September 30, 1995 and December 31, 1994                 3

        Statements of Operations
          For the three months and nine months ended
          September 30, 1995 and 1994                                    4

        Statements of Cash Flows
          For the three months and nine months ended
          September 30, 1995 and 1994                                    5

        Notes To Financial Statements                                  6-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10-20


                                  PART II

1.  Legal Proceedings                                                   21
2.  Changes in Securities                                               21
3.  Defaults upon Senior Securities                                     21
4.  Submission of Matters to a Vote of Security Holders                 21
5.  Other Information                                                   21
6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                              22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             NTS-PROPERTIES V,
                      A Maryland Limited Partnership

             BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                                            As of              As of
                                     September 30, 1995  December 31, 1994*

ASSETS

  Cash and equivalents                 $    469,270        $    207,600
  Cash and equivalents - restricted         359,319              21,107
  Accounts receivable, net of
   allowance for doubtful accounts
   of $46,137 (1995) and $44,035
   (1994)                                   868,745             549,755
  Land, buildings and amenities, net     26,413,076          17,505,634
  Assets held for development, net        3,624,281           2,586,802
  Other assets                              688,720             576,240
                                        ------------        ------------
                                       $ 32,423,411        $ 21,447,138
                                        ============        ============

LIABILITIES AND PARTNERS' EQUITY

  Mortgages and notes payable          $ 23,023,909        $ 11,743,884
  Accounts payable - operations             289,762             148,634
  Accounts payable - construction           198,536             164,458
  Security deposits                         139,992             125,833
  Other liabilities                         439,773              50,226
  Commitments and contingency
                                        ------------        ------------
                                         24,091,972          12,233,035

  Partners' equity                        8,331,439           9,214,103
                                        ------------        ------------
                                       $ 32,423,411        $ 21,447,138
                                        ============        ============

                                Limited        General
                                Partners       Partner        Total

PARTNERS' EQUITY
  Capital contributions,
   net of offering costs
   (35,876 units)            $ 30,582,037    $       100   $ 30,582,137
  Net income (loss) - prior
   years                       (5,841,315)        54,794     (5,786,521)
  Net loss - current year        (873,839)        (8,827)      (882,666)
  Cash distributions
   declared to date           (15,389,204)      (155,527)   (15,544,731)
  Repurchase of limited
   partnership units              (36,780)         --           (36,780)
                              ------------    -----------   ------------
  Balances at September 30,
   1995                      $  8,440,899    $  (109,460)  $  8,331,439
                              ============    ===========   ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                      NTS-PROPERTIES V,
                               A Maryland Limited Partnership

                                  STATEMENTS OF OPERATIONS

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,

                                           1995         1994         1995         1994

Revenues:

  Rental income, net of provision
   for doubtful accounts of $30,605
   (1995) and $13,343 (1994)           $ 1,345,168  $   996,018  $ 4,007,560  $ 2,702,951
  Interest and other income                  8,091        3,921       51,834       22,636
                                        -----------  -----------  -----------  -----------
                                         1,353,259      999,939    4,059,394    2,725,587


Expenses:
  Operating expenses                       271,105      193,050      711,512      519,147
  Operating expenses - affiliated          127,001      127,136      384,092      340,617
  Write-off of unamortized tenant
   improvements                              --           --           --          31,610
  Amortization of capitalized
   leasing costs                             8,978        2,382       24,735        9,505
  Interest expense                         575,755      246,360    1,619,623      701,088
  Management fees                           80,490       59,169      240,389      163,657
  Real estate taxes                        143,095      108,128      391,613      272,802
  Professional and administrative
   expenses                                 41,430       34,064      103,527       98,197
  Professional and administrative
   expenses - affiliated                    39,954       36,533      117,733      112,653
  Depreciation and amortization            452,229      309,214    1,348,836      952,496
                                        -----------  -----------  -----------  -----------
                                         1,740,037    1,116,036    4,942,060    3,201,772
                                        -----------  -----------  -----------  -----------
Net loss                               $  (386,778) $  (116,097) $  (882,666) $  (476,185)
                                        ===========  ===========  ===========  ===========
Net loss allocated to limited
 partners                              $  (382,910) $  (114,936) $  (873,839) $  (471,423)
                                        ===========  ===========  ===========  ===========
Net loss per limited partnership
 unit                                  $    (10.67) $     (3.20) $    (24.35) $    (13.14)
                                        ===========  ===========  ===========  ===========
Weighted average number of units            35,876       35,876       35,876       35,876
                                        ===========  ===========  ===========  ===========

                                      NTS-PROPERTIES V,
                               A Maryland Limited Partnership

                                  STATEMENTS OF CASH FLOWS
                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,

                                           1995         1994         1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                               $  (386,778) $  (116,097) $  (882,666) $  (476,185)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Provision for doubtful accounts           21,285       (8,165)      30,605       13,343
  Write-off of unamortized tenant
   improvements                              --           --           --          31,610
  Amortization of capitalized leasing
   costs                                     8,978        2,382       24,735        9,505
  Depreciation and amortization            452,229      309,214    1,348,836      952,496
  Changes in assets and liabilities:
   Cash and equivalents - restricted      (126,432)     (14,653)    (278,115)     (45,821)
   Accounts receivable                       4,728      (25,732)     116,830       71,196
   Other assets                             23,347         (328)      55,977      (58,001)
   Accounts payable - operations            26,837       13,762       14,153      (65,236)
   Security deposits                         1,722       (1,499)       4,139        2,177
   Other liabilities                       161,283      115,423       54,107      269,606
                                        -----------  -----------  -----------  -----------
  Net cash provided by operating
   activities                              187,199      274,307      488,601      704,690
                                        -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                 (39,120)    (129,063)     (65,947)    (488,571)
Increase (decrease) in accounts
 payable - construction                     37,966      (22,711)      34,082     (142,058)
Increase in cash and equivalents
 - restricted                                 (499)       --         (79,229)       --
Decrease in cash and equivalents
 - restricted                               19,132        --          19,132        --
                                        -----------  -----------  -----------  -----------
  Net cash provided by (used in)
   investing activities                     17,479     (151,774)     (91,962)    (630,629)
                                        -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 and notes payable                        (180,522)    (157,995)    (554,381)    (517,485)
Capital contribution by a joint
 venture partner                             --           --         519,225        --
Additions to loan costs                      --           --         (99,813)        (381)
Cash distributions                           --           --           --        (157,274)
                                        -----------  -----------  -----------  -----------

  Net cash used in financing
   activities                             (180,522)    (157,995)    (134,969)    (675,140)
                                        -----------  -----------  -----------  -----------
  Net increase (decrease) in cash
   and equivalents                          24,156      (35,462)     261,670     (601,079)

CASH AND EQUIVALENTS, beginning of
 period                                    445,114      390,110      207,600      955,727
                                        -----------  -----------  -----------  -----------
CASH AND EQUIVALENTS, end of period    $   469,270  $   354,648  $   469,270  $   354,648
                                        ===========  ===========  ===========  ===========
Interest paid on a cash basis          $   578,414  $   244,446  $ 1,621,586  $   709,817
                                        ===========  ===========  ===========  ===========

                             NTS-PROPERTIES V,
                      A Maryland Limited Partnership

                       NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1995 and 1994.

1. Mortgages and Notes Payable

   Mortgages and notes payable consist of the following:

                                               September 30,  December 31,
                                                   1995           1994

   Note payable to a bank bearing
   interest at the Prime Rate +
   1%, due March 31, 1996, secured
   by certain land and buildings               $ 6,552,000    $ 7,002,000

   Mortgage payable with an insurance
   company bearing interest at a fixed
   rate of 7.5%, due December 5, 2003,
   secured by land, buildings and
   amenities                                     2,938,970      2,969,217

   Mortgage payable with an insurance
   company bearing interest at a fixed
   rate of 7.5%, due December 5, 2003,
   secured by land, buildings and
   amenities                                     1,754,608      1,772,667

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land and building                             3,980,033          --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by land           324,227          --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by land
   and building                                   6,378,160         --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by land            860,529         --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by land            235,382          --
                                                 -----------    -----------
                                                $23,023,909    $11,743,884
                                                 ===========    ===========

   The Prime Rate was 8.75% at September 30, 1995 and was 8.5% at December 31, 1994.

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

2. Cash and Equivalents - Restricted

   Cash and equivalents - restricted represents escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture, funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

3. Related Party Transactions

   Property management fees of $240,389 and $163,657 for the nine months ended September 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,157 and $29,169 as a repair and maintenance fee during the nine months ended September 30, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities.

   As permitted by the Partnership Agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:

                                           1995              1994

            Administrative              $ 156,174         $ 142,069
            Leasing agents                123,258           156,052
            Property manager              242,617           206,692
            Other                           8,092            11,317
                                         --------          --------
                                        $ 530,141         $ 516,130
                                         ========          ========

4.  Reclassification of 1994 Financial Statements

    Certain reclassifications have been made to the September 30 and December 31, 1994 financial statements to conform with the September 30, 1995 classifications. These reclassifications have no effect on previously reported operations.

5.  Lakeshore/University II Joint Venture

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

6.  Contingency

    The litigation originally instituted by an investor in the Partnership against her advisor and involving claims between the investment advisor and the Partnership, its general partner, and NTS-Properties IV and its general partner, has been settled.

7.  Commitments

    As of September 30, 1995, the L/U II Joint Venture had commitments for approximately $320,000 of tenant finish improvements and leasing costs. The commitments are the result of two new leases and three lease renewals. The square footage of these leases range from approximately 2,000 square feet to approximately 8,000 square feet, with lease terms ranging from three to five years. The Partnership's proportionate share of these commitments is approximately $222,000 or 69%. As of September 30, 1995, approximately $89,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $62,000 or 69%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                                 1995           1994

Wholly-owned Properties

Commonwealth Business Center Phase II             68%            94%

University Business Center Phase I                92%            86%

Properties owned in joint venture
with NTS-Properties IV (Ownership
% at September 30, 1995)

The Willows of Plainview Phase II (90%)           94%            93%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)            See below (1)        74%

Property owned in joint venture with
NTS-Properties Plus Ltd. (Ownership
% at September 30, 1995)

University Business Center Phase II
(See L/U II Joint Venture below)            See below (1)       100%

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture)(Ownership % at
September 30, 1995

Lakeshore Business Center Phase I (69%)           87%     See above (1)

Lakeshore Business Center Phase II (69%)          73%           78% (2)

University Business Center Phase II (69%)        100%     See above (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See page 16 for a discussion regarding this change.
(2) As of September 30, 1994, the Partnership did not have an interest in this property. See page 16 for a discussion regarding this change.

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1995 and 1994 was as follows:

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,

                                1995        1994         1995      1994
Wholly-owned Properties
Commonwealth Business Center  $129,221    $124,928   $  483,946  $345,624
Phase II

University Business Center    $333,331    $315,254   $1,028,913  $790,546
Phase I

Properties owned in joint
venture with NTS-Properties
IV (Ownership % at September
30, 1995)
The Willows of Plainview      $276,554    $284,957   $  793,715  $818,634
Phase II (90%)

Lakeshore Business Center     N/A (1)     $218,475   $   74,043  $614,437
Phase I (See L/U II Joint
Venture below)

Property owned in joint
venture with NTS-Properties
Plus Ltd. (Ownership % at
September 30, 1995)
University Business Center    N/A (1)     $ 50,072   $   17,263  $148,323
Phase II (See L/U II Joint
Venture below)

Properties owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)(Ownership
% at September 30, 1995
Lakeshore Business Center     $197,505    N/A (2)    $  519,180  N/A (2)
Phase I (69%)

Lakeshore Business Center     $205,733    N/A (3)    $  567,466  N/A (3)
Phase II (69%)

University Business Center    $206,613    N/A (2)    $  561,861  N/A (2)
Phase II (69%)

(1) During the first quarter of 1995, the Partnership's ownership in the property changed. The Partnership's proportionate share of rental and other income for the three months ended September 30, 1995 is reflected below (see L/U II Joint Venture). See page 16 for a discussion regarding this change.
(2) During the first quarter of 1995, the Partnership's ownership interest in the property changed. Rental and other income for the three months and nine months ended September 30, 1994 is reflected above. See page 16 for a discussion regarding this change.
(3) During the three months and nine months ended September 30, 1994, the Partnership did not have an interest in this property. See page 16 for a discussion regarding the change which occurred during the first quarter of 1995.

The 26% decrease in occupancy at Commonwealth Business Center Phase II from September 30, 1994 to September 30, 1995 is a result of two tenants, who had occupied approximately 17,500 square feet, vacating the premises prior to the end of the lease terms. Both tenants exercised termination options. There was no accrued income associated with these leases. Partially offsetting the move-outs is an approximately 1,900 square foot expansion by a current tenant. The Partnership is actively seeking new tenants to occupy the vacant space. At this time, the extent and cost of any tenant improvements which will be required to attract new tenants remains unknown. Average occupancy increased from 72% (1994) to 93% (1995) for the nine months ended September 30 and from 79% (1994) to 80% (1995) for the three month period. The increase in rental and other income at Commonwealth Business Center Phase II for the nine months ended September 30, 1995 as compared to the same period in 1994 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements. The change in rental and other income for the three month period was not significant.

The 6% increase in occupancy at University Business Center Phase I from September 30, 1994 to September 30, 1995 is due to three new leases totalling approximately 5,000 square feet. Included in this total is an expansion of approximately 3,400 square feet by a current tenant. There were no tenant move-outs during the 12 month period ended September 30, 1995. Average occupancy at University Business Center Phase I increased from 86% (1994) to 91% (1995) for the nine months ended September 30 and from 86% (1994) to 92% (1995) for the three month period. The increase in rental and other income at University Business Center Phase I for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily due to the fact that the 1994 income was reduced by lease concessions which arose out of negotiations for an 8,000 square foot expansion and lease renewal by an existing tenant. The lease renewal extended the tenant's lease through June 2002. The lease concession period ended June 1994. The increase in rental and other income for the nine month period is also due to the increase in average occupancy, an increase in common area expense reimbursements and an increase in rental rates. Rental and other income at University Business Center Phase I increased for the three months ended September 30, 1995 as compared to the same period in 1994 as a result of the increase in average occupancy and an increase in common area expense reimbursements.

The Willows of Plainview Phase II's occupancy increased from 93% as of September 30, 1994 to 94% as of September 30, 1995. Average occupancy decreased from 94% (1994) to 91% (1995) for the nine months ended September 30 and from 95% (1994) to 93% (1995) for the three month period. Rental and other income at The Willows of Plainview Phase II decreased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 due to the decrease in average occupancy and a decrease in income from fully furnished units.

The 13% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1994 to September 30, 1995 can be attributed to 10 new leases totalling approximately 19,000 square feet, which includes approximately 3,000 square feet in expansions by two current tenants. Included in the new leases is a five-year approximately 4,800 square foot lease which commenced during the fourth quarter of 1994. The new leases and expansions are partially offset by three tenants, who had occupied approximately 4,400 square feet, vacating at the end of the lease terms. Average occupancy increased from 73% (1994) to 84% (1995) for the three months ended September 30 and from 68% (1994) to 81% (1995) for the nine month period. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase I decreased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the Partnership's decreased ownership in Lakeshore Business Center Phase I. (See page 16 for a discussion regarding the change.) Overall, Lakeshore Business Center Phase I's rental and other income increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the increases in average occupancy and an increase in common area expense reimbursements. Partially offsetting the increase in rental and other income in both periods is an increase in the provision for doubtful accounts.

As of September 30, 1995, Lakeshore Business Center Phase I had approximately 6,000 square feet of additional space leased. It is anticipated that the tenants will take occupancy during the fourth quarter of 1995 improving the business center's occupancy to 93%.

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The lease term is seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased 64% of University Business Center Phase II. Of the total being sub-leased, 52% is being leased by a major tenant of University Business Center Phase I. At this time, it is not known whether Philip Crosby Associates, Inc. or the sub-lessees will renew the current leases with the business center when the original lease expires in 1998. The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the Partnership's increased ownership in the business center. (See page 16 for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 increased as a result of an increase in common area expense reimbursements and a rent escalation based upon an increase in the consumer price index.

The 5% decrease in occupancy at Lakeshore Business Center Phase II from September 30, 1994 to September 30, 1995 can be attributed to three tenant move-outs totalling approximately 7,200 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease term due to bankruptcy. The write-off of accrued income connected with this lease was not significant. Partially offsetting the tenant move-outs are four new leases for a total of approximately 2,900 square feet. Average occupancy at Lakeshore Business Center Phase II increased for the nine months ended September 30 from 78%
(1994) to 79% (1995). Average occupancy decreased for the three month period from 78% (1994) to 77% (1995).

In cases of tenants abandoning the premises, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. The decreased occupancy level at Commonwealth Business Center

Phase II is not indicative of trends in the area in which the property is located. See the Liquidity and Capital Resources section for a discussion regarding the cash requirements of the Partnership's current debt financings.

The increase in interest and other income for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily the result of approximately $21,600 in interest income being recognized during the second quarter of 1995 on a receivable from a tenant at University Business Center Phase I. Interest income was not recognized until the receivable had been repaid in full due to the length of time it has taken the tenant to reimburse the Partnership. Interest and other income also includes interest earned from short-term investments made by the Partnership with excess cash. The increase in interest income earned from short-term investments for the three month and nine month periods is a result of an increase in excess cash available for investment. Partially offsetting the increase in interest income for the three month and nine month periods is a decrease in interest income received on an account receivable from a tenant at University Business Center Phase I due to its repayment in September 1994. The receivable was the result of above standard tenant improvements made in accordance with the lease agreement. The tenant reimbursed the Partnership for the cost of these improvements along with interest.

Operating expenses increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 primarily as a result of the Partnership's interest in the L/U II Joint Venture. (See page 16 for a discussion regarding the joint venture.) The increase in operating expenses for the three months and nine month periods is also a result of increased landscaping costs at the Partnership's residential property. Partially offsetting the increase in operating expenses for the three month and nine month periods is a decrease in repair costs at the Partnership's commercial properties. The increase in operating expenses for the nine month period is also partially offset by decreased utility costs at the Partnership's commercial properties.

The increase in operating expenses - affiliated for the nine months ended September 30, 1995 as compared to the same period in 1994 is due to the Partnership's interest in the L/U II Joint Venture (discussed on page 16). The change in operating expenses for the three month period was not significant.

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

The increase in the amortization of capitalized leasing costs and interest expense for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is a result the Partnership's interest in the L/U II Joint Venture (discussed on page 16). The increase in interest expense can also be attributed to the increase in the Prime Rate. See Note 1 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 can also be attributed to the Partnership's interest in the L/U II Joint Venture (discussed on page 16).

The increase in real estate taxes for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily a result of the Partnership's interest in the L/U II Joint Venture (discussed on page 16). The increase in real estate taxes for both periods is also due to an increase in the 1995 property tax assessment for Commonwealth Business Center Phase II as compared to the 1994 assessment.

The increase in professional and administrative expenses for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is due to increased external legal fees. The increase in professional and administrative expenses for the nine month period is partially offset by decreased external data processing charges.

The increase in professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is due to increased accounting salaries.

Depreciation and amortization expense has increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the Partnership's interest in the L/U II Joint Venture (discussed on page 16). The increase in depreciation and amortization expense for both periods is partially offset by a portion of the Partnership's assets having become fully depreciated.

Liquidity and Capital Resources

Cash provided by operating activities was $488,601 and $704,690 for the nine months ended September 30, 1995 and 1994, respectively. The Partnership made a .33% (annualized) cash distribution of $78,637 for the nine months ended September 30, 1994. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $131.87 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution was declared during the nine months ended September 30, 1995 as a result of a loan covenant (the $6,552,000 note payable) which requires the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution.
The Partnership plans to resume distributions once cash reserves are adequate to meet the loan covenant requirement, the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions.

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

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties by the L/U II Joint Venture as required by the loan agreements discussed on page 18. Cash flows provided by investing activities were the result of a release of these escrow funds. Cash flows used in financing activities are for cash distributions, loan costs and principal payments on mortgages and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the change in the $6,552,000 note payable interest rate on May 1, 1995 (from Prime + 7/8% to Prime + 1%) and the changes resulting from the investment in the L/U II Joint Venture. See the discussion of the Joint Venture formation on page 16. The Partnership also expects a change in the cost of capital resources as a result of the $6,552,000 note payable which matures March 31, 1996. The Partnership is currently in the process of negotiating financing to replace the maturing note; the terms of which have not been finalized.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1995 and 1994. Distributions were funded by cash flow derived from operating activities.

                                  Net Loss         Cash       Return of
                                 Allocated     Distributions   Capital

          Limited Partners:
                1995            $  (873,839)    $     --     $     --
                1994               (471,423)         77,851       77,851

          General Partner:
                1995            $    (8,827)    $     --     $     --
                1994                 (4,762)            786          786

As of September 30, 1995, the Partnership has accrued approximately $145,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at September 30, 1995 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of September 30, 1995.

As of September 30, 1995, the L/U II Joint Venture had commitments for approximately $320,000 of tenant finish improvements and leasing costs. The commitments are the result of two new leases and three lease renewals. The square footage of these leases range from approximately 2,000 square feet to approximately 8,000 square feet, with lease terms ranging from three to five years. The Partnership's proportionate share of these commitments is approximately $222,000 or 69%. As of September 30, 1995, approximately $89,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $62,000 or 69%. The Partnership had no other material commitments for renovations or capital improvements as of September 30, 1995.

As of September 30, 1995, the Partnership had a note payable to a bank in the amount of $6,552,000. The note is secured by the land and buildings of Commonwealth Business Center Phase II and University Business Center Phase
I. The note is due March 31, 1996. The note currently bears interest at the Prime Rate + 1%. The Partnership currently makes monthly principal payments of $50,000 as part of the loan extension agreement (July 1993). However, the Partnership will not be in default so long as it repays at least $30,000 in principal every calendar quarter. The outstanding principal balance at maturity based on the current rate of amortization ($50,000 principal payment each month) is $6,252,000. Although there is currently no agreement with the bank, the Partnership anticipates being able to negotiate a longer term arrangement with the current bank or obtain permanent financing from other sources. There is no assurance that financing will be available to repay the note upon its maturity, or if extended, that any available financing will be on favorable terms.

As of September 30, 1995, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, an affiliate of the general partner, had two mortgage loans each with an insurance company in the amount of $3,278,271 and $1,957,176. The mortgages are recorded as a liability of the joint venture. The Partnership's proportionate interest in the mortgages as of September 30, 1995 was $4,693,578 ($2,938,970 and $1,754,608). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of September 30, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,213,000, $5,749,000, $1,243,000,
$468,333 and $340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at September 30, 1995 was $6,378,160, $3,980,033, $860,529, $324,227 and $235,382, respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of September 30, 1995, approximately $87,000 remains to be escrowed of which the Partnership's proportionate share is $60,000.

                           (continued next page)

The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,213,000, $5,749,000 and $1,243,000 notes are as follows:

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

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the required principal payments pursuant to the $6,552,000 loan extension agreement, principal payments required on the permanent mortgages of the NTS Willows Phase II Joint Venture, principal payments required on the notes of the L/U II Joint Venture, commitments made for tenant finish improvements (see page 18) and as a result of the $6,552,000 note payable which matures March 31, 1996. Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. The Partnership also expects a demand on future liquidity based on 35,968 square feet in leases expiring from October 1, 1995 to September 30, 1996 (Commonwealth Business Center Phase II - 8,725 square feet, University Business Center Phase I - 6,113 square feet, Lakeshore Business Center Phase I - 11,862 square feet and Lakeshore Business Center Phase II - 9,268 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations, cash reserves and the escrow funds (as discussed on page 18) will be sufficient to meet the needs of the Partnership.

Historically, extremely weak economic conditions in Ft. Lauderdale, Florida caused the low occupancy levels at Lakeshore Business Center Phases I and
II. In the opinion of the general partner, leasing activity is improving in this part of Florida. In an effort to improve the occupancy at the business center, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1995 in the land held for development is approximately $1.1 million. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

PART II.  OTHER INFORMATION

1.    Legal Proceedings

      The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner and NTS-Properties IV and its general partner, has been settled.

2.    Changes in Securities

      None

3.    Defaults upon Senior Securities

      None

4.    Submission of Matters to a Vote of Security Holders

      None

5.    Other Information

      None

6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 27. Financial Data Schedule

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended September 30, 1995.

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


                                    NTS-PROPERTIES V, a Maryland Limited
                                    Partnership
                                                 (Registrant)


                                    By:  NTS-Properties Associates V
                                         By:  NTS Capital Corporation,
                                              General Partner


                                              /s/ John W. Hampton
                                              John W. Hampton
                                              Senior Vice President


Date: November 10, 1995