Form 10-K
period 1995-12-31
NTS PROPERTIES V
filed 1996-03-29
CIK 745302

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended    December 31, 1995

                                          OR

      _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from  _____   to  _____

                         Commission file number 0-13400

                NTS-PROPERTIES V, a Maryland Limited Partnership
             (Exact name of registrant as specified in its charter)

             Maryland                                 61-1051452
             --------                                 ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

  10172 Linn Station Road
  Louisville, Kentucky                                   40223
  --------------------                                   -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (502) 426-4800
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 51

Total Pages: 55

                                TABLE OF CONTENTS
                                -----------------


                                                                       Pages
                                                                       -----

                                     PART I

Items 1 and 2      Business and Properties                              3-16
Item 3             Legal Proceedings                                      17
Item 4             Submission of Matters to a Vote
                     of Security Holders                                  17


                                     PART II


Item 5             Market for the Registrant's Limited
                     Partnership Interests and Related
                     Partner Matters                                      18
Item 6             Selected Financial Data                                19
Item 7             Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                     20-34
Item 8             Financial Statements and Supplementary
                     Data                                              35-48
Item 9             Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                 49


                                    PART III


Item 10            Directors and Executive Officers of
                     the Registrant                                       49
Item 11            Management Remuneration and Transactions            49-50
Item 12            Security Ownership of Certain Beneficial
                     Owners and Management                                50
Item 13            Certain Relationships and Related
                     Transactions                                         50


                                     PART IV


Item 14            Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                           51-54


Signatures                                                                55

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

NTS-Properties V, a Maryland Limited Partnership, (the "Partnership") is a limited partnership organized under the laws of the State of Maryland on April 30, 1984. The general partner is NTS-Properties Associates V (a Kentucky limited partnership). As of December 31, 1995, the Partnership owned the following properties:

        - Commonwealth Business Center Phase II, a business center with approximately 61,000 net rentable ground floor square feet and approximately 8,000 net rentable mezzanine square feet located in Louisville, Kentucky, constructed by the Partnership.

        - University Business Center Phase I, a business center with approximately 82,000 net rentable first floor (office and service) and second floor office square feet and approximately 16,000 net rentable mezzanine square feet located in Orlando, Florida, constructed by the Partnership.

        - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV, an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 90% at December 31, 1995.

        - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 69% at December 31, 1995. A description of the properties owned by the L/U II Joint Venture appears below:

           - Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

           - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

           - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor office square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida, acquired complete by the joint venture.

           - Outparcel Building Sites - approximately 6.2 acres of undeveloped land adjacent to the Lakeshore Business Center development which is zoned for commercial development.

The Partnership also owns approximately 6.21 acres of land, adjacent to the University Place development (University Business Center III), in Orlando, Florida, which is zoned for commercial development.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

-------------------

Commonwealth Business Center Phase II and University Business Center Phase I are encumbered by a note payable to a bank. The outstanding balance of the note at December 31, 1995 was $6,402,000. The note is due March 31, 1996 and currently bears interest at the Prime Rate + 1%. The outstanding principal balance at maturity based on the current rate of amortization ($50,000 principal payment each month) will be $6,252,000.

Subsequent to December 31, 1995, the Partnership obtained permanent financing from two insurance companies totalling $6,500,000 ($5,100,000 and $1,400,000). The $5,100,000 mortgage payable is secured by University Business Center Phase I and the $1,400,000 mortgage payable is secured by Commonwealth Business Center Phase II. The proceeds were used to retire the Partnership's $6,402,000 note payable (discussed above), to fund closing costs and to increase the Partnership's cash reserves. The $5,100,000 mortgage is due February 1, 2008 and bears interest at a fixed rate of 7.5%. The repayment of principal will be amortized over 144 months with equal monthly payments of principal and interest ($54,231). The $1,400,000 mortgage is due February 1, 2009 and bears interest at the Prime Rate (which was 8.5% on the date of closing). Monthly principal payments will be based upon a 13-year amortization schedule.

The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, is encumbered by permanent mortgages with two insurance companies. The outstanding balance of the mortgages at December 31, 1995 was
$5,217,824  ($3,267,236  and  $1,950,588).  The  mortgages  are  recorded  as  a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1995 is $4,678,301 ($2,929,404 and $1,748,897). Both
mortgages currently bear a fixed interest rate of 7.5% and are due December 5, 2003. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339) of which the Partnership's proportionate share would be $4,017,839 ($2,515,844 and $1,501,995).

The properties owned by the Lakeshore/University II Joint Venture, a joint venture between the Partnership, NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., are encumbered by notes payable to banks as follows:

        Note Balance
        at 12/31/95                         Encumbered Property
        ------------                        -------------------
         $9,204,000                   Lakeshore Business Center Phase II
         $5,740,000                   University Business Center Phase II
         $1,234,000                   Outparcel building sites (3.8 acres)
         $  468,333                   Outparcel building sites (3.8 acres)
         $  340,000                   Outparcel building sites (2.4 acres)

The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at December 31, 1995 was $6,371,930, $3,973,802, $854,298, $324,227 and $235,382,
respectively. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,204,000, $5,740,000 and $1,234,000 notes are as follows:

      a) 12 monthly payments of $3,000 each, the first of which was due at closing. The second through 12th payments are due on the first day of February through December 1995.
      b) 12 monthly payments of $12,000 each, commencing on January 1, 1996 through December 1, 1996.

-------------------

      c) 13 monthly payments of $15,000 each, commencing on January 1, 1997 through January 1, 1998.
      d)      Balloon payment due at maturity on January 31, 1998.

A mortgage has been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000 in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the L/U II Joint Venture. Lakeshore Business Center Phase I was contributed to the joint venture free and clear of any mortgage liens.

For a further discussion regarding the terms of the debt financings see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Subsequent to December 31, 1995, the L/U II Joint Venture submitted an application with an insurance company for $17.4 million of debt financing. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The Joint Venture anticipates that the financing will be completed during mid-1996.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation.
Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and, if needed, cash reserves. As of December 31, 1995, the Partnership had a commitment for a $30,000 special tenant finish allowance at University Business Center Phase I as a result of a current tenant extending its existing lease from December 1995 to July 2003.

As of December 31, 1995, the L/U II Joint Venture had commitments for approximately $200,000 of tenant finish improvements and leasing costs. The commitments are the result of an 8,200 square foot new lease and a 7,100 square foot lease renewal. Both leases are for a period of five years. The Partnership's proportionate share of these commitments is approximately $135,000 or 69%. As of December 31, 1995, approximately $130,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $90,000 or 69%.

As of December 31, 1995, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000).

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. As a result of the new lease, the L/U II Joint Venture has a commitment for approximately $105,000 of tenant finish improvements, of which the Partnership's proportionate share is approximately $72,000 or 69%.

-------------------

The Partnership had no other material commitments as of December 31, 1995.

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. A presentation about industry segments is not applicable.

The current business of the Partnership is consistent with the original purpose of the Partnership which was to invest in real property, which was either under development or proposed for development, on which it would develop, construct, own and operate apartment complexes, business parks, and retail, industrial and office buildings. The Partnership's properties are in a condition suitable for their intended use.

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

Commonwealth Business Center Phase II
-------------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $7.08 to $9.78 per square foot for ground floor office space, $3.42 to $4.77 per square foot for ground floor warehouse space, $6.38 to $8.01 per square foot for mezzanine office space and 2.84 to $3.56 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1995 was $7.31. Space is ordinarily leased for between one and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1996 and 2000. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 10 tenants leasing office, warehouse and storage space aggregating approximately 40,265 square feet of rentable area (1). The tenants who occupy Commonwealth Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include engineering and insurance. Two tenants lease more than 10% of Commonwealth Business Center Phase II's rentable area:
Ogden Environmental (10.5%) and Allstate Insurance Company (30.5%). The occupancy levels at the business center as of December 31 were 67% (1995), 100%
(1994), 81% (1993), 85% (1992) and 94% (1991).

-------------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenants:

                                                   Current Base
                                 Sq. Ft. and       Annual Rental
                                   % of Net       and % of Gross
                       Year of     Rentable         Base Annual        Renewal
      Name           Expiration     Area(1)           Rental           Options
      ----           ----------     -------           ------           -------

Ogden Environmental     1999     6,325 (10.5%)  $ 72,768 (20.5%)         None
Allstate Insurance
  Company               1997    18,400 (30.5%)  $163,416 (46.0%)(2)  1 Five-Year

Other Tenants:

                                                   Current Base
                                 Sq. Ft. and       Annual Rental
                                   % of Net        and % of Gross
      No. of           Year of     Rentable         Base Annual        Renewal
      Tenants        Expiration     Area(1)            Rental          Options
      -------        ----------     -------            ------          -------

         4              1996     6,075 ( 9.9%)  $ 50,331 (14.2%)     1 Five-Year
         1              1997     1,600 ( 2.6%)  $ 11,604 ( 3.3%)         None
         1              1998     1,600 ( 2.6%)  $ 11,004 ( 3.1%)         None
         1              1999     3,494 ( 5.8%)  $ 25,200 ( 7.1%)         None
         1              2000     2,771 ( 4.6%)  $ 20,868 ( 5.9%)         None

(1) Rentable area includes only ground floor square feet (office and warehouse space).
(2) Additionally, Allstate Insurance Company pays $2,760 annually as part of a maintenance agreement to repair and maintain all mechanical systems.

University Business Center Phase I
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.00 to $12.35 per square foot for first floor office space, $7.13 per square foot for first floor service space, $9.48 to $12.22 per square foot for second floor office space and $9.48 to $11.75 per square foot for mezzanine storage space. The average base rental for all types of space leased as of December 31, 1995 was $11.24. Space is ordinarily leased for between two and eight years with the majority of current square footage being leased for a term of eight years
(1). Current leases expire between 1996 and 2002 (2). All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 11 tenants leasing office (first and second floor) and service space aggregating approximately 75,165 square feet (3) of rentable area. The tenants who occupy University Business Center Phase I are professional service-oriented organizations. The principal occupations/professions practiced include insurance, management offices for a utility company and an audio/video school and studio. Three tenants lease more than 10% of University Business Center Phase I's rentable area: Florida Power Corporation (13.2%), Full Sail Recorders, Inc. (30.0%) and Combined Risk &
Insurance Management Services, Inc. (30.4%). The occupancy levels at the business center as of December 31 were 95% (1995), 90% (1994), 88% (1993), 94%
(1992) and 96% (1991).

----------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenants:
                                                      Current Base
                                     Sq. Ft. and      Annual Rental
                                      % of Net       and % of Gross
                       Year of        Rentable         Base Annual      Renewal
       Name          Expiration        Area(1)           Rental         Options
       ----          ----------        -------           ------         -------

Florida Power
 Corporation            1997       10,830 (13.2%)   $144,468 (14.1%)  3 One-Year
Full Sail Recorders,
 Inc.                    (4)       24,542 (30.0%)   $357,624 (34.9%)     None
Combined Risk &
 Insurance
 Management
 Services, Inc.         2002       24,866 (30.4%)   $368,412 (36.0%)     None

Other Tenants:

                                                      Current Base
                                     Sq. Ft. and      Annual Rental
                                       % of Net      and % of Gross
      No. of          Year of         Rentable         Base Annual      Renewal
      Tenants        Expiration        Area(1)           Rental         Options
      -------        ----------        -------           ------         -------

         1              1996          261 ( 0.3%)   $  2,352 ( 0.2%)     None
         2              1997        4,120 ( 5.0%)   $ 45,684 ( 4.4%)  1 Two-Year
         2              1998        3,890 ( 4.7%)   $ 39,540 ( 3.8%)     None
         2              1999        2,806 ( 3.4%)   $ 28,056 ( 2.7%)     None
        None            2000          --               --                 --
         1              2001        3,850 ( 4.7%)   $ 38,580 ( 3.8%)     None

(1) Rentable area includes only ground floor square feet (office and warehouse space).

(2) Excluding the Full Sail Recorders, Inc. lease. This company leases five suites with various terms. The majority of the space (approximately 17,556 square feet) is leased for a period of 14 years with the lease expiring in 2003.

(3) Excludes approximately 2,294 square feet which is occupied by the business center's property management and leasing staff.

(4) Full Sail Recorders, Inc. leases five suites with various terms. The majority of the space (approximately 17,556 square feet) is leased for a period of 14 years with the lease expiring in 2003.

The Willows of Plainview Phase II
---------------------------------

Units at The Willows of Plainview Phase II include one and two-bedroom loft and deluxe apartments and two-bedroom townhomes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All units, except one-bedroom lofts, have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, swimming pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase II start at $599 for one-bedroom apartments, $849 for two-bedroom apartments and $949 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 94% (1995), 93% (1994), 91%
(1993), 90% (1992) and 85% (1991).

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $7.71 to $12.01 per square foot for first floor office space, $5.69 to $7.50 per square foot for first floor service space and $8.75 to $11.93 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1995 was $9.96. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1996 and 2000. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 35 tenants leasing office space (first and second floor) and service space aggregating approximately 95,069 square feet of rentable area. The tenants who occupy
Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, financial services and management offices for both a cellular communications chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U. S. Homecare Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 92% (1995), 80% (1994), 58% (1993), 55%
(1992) and 52% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenant:
                                                  Current Base
                                  Sq. Ft. and     Annual Rental
                                   % of Net      and % of Gross
                      Year of      Rentable        Base Annual        Renewal
       Name         Expiration       Area            Rental           Options
       ----         ----------       ----            ------           -------

U.S. Homecare
 Infusion Therapy
 Products of
 Florida               1998     12,081 (11.7%)  $135,912 (14.3%)        (1)


Other Tenants:

                                                  Current Base
                                  Sq. Ft. and     Annual Rental
                                    % of Net     and % of Gross
      No. of         Year of       Rentable        Base Annual       Renewal
      Tenants       Expiration       Area            Rental          Options
      -------       ----------       ----            ------          -------

         8             1996     13,153 (12.7%)  $129,384 (13.6%)      (2)
         8             1997     16,249 (15.7%)  $153,120 (16.1%)   2 Two-Year
         7             1998     12,960 (12.7%)  $125,736 (13.4%)      None
         7             1999     32,400 (31.4%)  $330,240 (34.8%)   4 Three-Year
         4             2000      8,226 ( 7.9%)  $ 72,756 ( 7.7%)   2 Three-Year

(1)   Tenant has option to renew its lease for an unspecified period of time.
(2)   1 Two-Year, 1 Three-Year

Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $8.84 to $14.00 per square foot for first floor office space, $6.52 per square foot for first floor service space and $9.50 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1995 was $11.19. Space is ordinarily leased for between one and ten years with the majority of current square footage being leased for a term of five years. Current leases expire between 1996 and

----------------------------------------------

2000. Three leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 18 tenants leasing office space (first and second floor) and service space aggregating approximately 68,425 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, insurance, business machine sales and management offices for the Florida state lottery. One tenant leases more than 10% of Lakeshore Business Center Phase II's rentable area: Kimberly Home Health Care, Inc. (10.4%). The occupancy levels at the business center as of December 31 were 72%
(1995), 78% (1994), 75% (1993), 84% (1992) and 71% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995:

Major Tenant:

                                                 Current Base
                                Sq. Ft. and      Annual Rental
                                  % of Net      and % of Gross
                    Year of       Rentable        Base Annual       Renewal
       Name       Expiration       Area             Rental          Options
       ----       ----------       ----             ------          -------

Kimberly Home
 Health Care,
 Inc.                1997      10,132 (10.4%)  $120,636 (15.8%)       None

Other Tenants:

                                                  Current Base
                                 Sq. Ft. and      Annual Rental
                                   % of Net      and % of Gross
      No. of      Year of         Rentable         Base Annual        Renewal
      Tenants    Expiration         Area             Rental           Options
      -------    ----------    --------------   ----------------   ----------
         2          1996        6,930 ( 7.1%)   $ 85,500 (11.2%)       None
         4          1997       18,121 (18.7%)   $198,366 (25.9%)       None
         4          1998       16,007 (16.4%)   $164,464 (21.5%)       (2)
         2          1999        3,962 ( 4.1%)   $ 39,292 ( 5.2%)       None
         5          2000       13,273 (13.7%)   $157,630 (20.6%)       None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2)   1 Two-Year and 2 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The annual base rent, which does not include the cost of utilities, is $13.00 per square foot for first floor office space, $8.50 per square foot for first floor service space, $14.00 per square foot for second floor office space and $13.00 per square foot for mezzanine office space. The average base annual rental for all types of space leased as of December 31, 1995 was $12.43. The lease term is for seven years and expires in 1998.

Philip Crosby Associates, Inc. is a professional service oriented organization which specializes in quality control seminars. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1995, 1994, 1993, 1992 and 1991 was 100%.

The following table contains approximate data concerning the lease in effect as of December 31, 1995.

Major Tenant:
                                                     Current Base
                                  Sq. Ft. and       Annual Rental
                                   % of Net        and % of Gross
                      Year of      Rentable          Base Annual       Renewal
       Name         Expiration      Area(1)            Rental          Options
       ----         ----------      -------            ------          -------

Philip Crosby
 Associates, Inc.      1998      75,975 (100%)   $1,072,920 (100%)   1 Five-Year

(1) Rentable area includes only first floor (office and service) square feet and second floor office square feet.

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                    Federal         Realty           Annual
                                   Tax Basis       Tax Rate       Realty Taxes
                                   ---------       --------       ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business
Center Phase II                   $4,221,272       $.011410         $ 47,330

University Business
Center Phase I                     7,495,292        .023120          117,477

Property Owned in Joint
Venture with NTS-
Properties IV
-------------

The Willows of
Plainview Phase II                 7,858,570        .011410           59,528

Properties Owned
Through Lakeshore/
University II Joint
Venture (L/U II Joint
Venture)
--------

Lakeshore Business
Center Phase I                    10,021,413        .027197          138,990

Lakeshore Business
Center Phase II                   11,999,046        .027197          128,497

University Business
Center Phase II                    7,104,723        .023212          106,191

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 for amenities. The estimated realty taxes on planned renovations, primarily tenant improvements, is not material.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Investment in Joint Ventures
----------------------------

NTS Willows Phase II Joint Venture - On September 1, 1984, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop, construct, own and operate a 144-unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The term of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Partnership, other than its cash and cash-equivalent assets;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2028.

The Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex, and NTS-Properties IV contributed land valued at $800,000. No future contributions are anticipated as of December 31, 1995.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1995 is $5,217,824 ($3,267,236 and $1,950,588). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1995 is $4,678,301 ($2,929,404 and $1,748,897). Both mortgages currently bear a fixed interest rate of 7.5% and are due December 5, 2003. See Managements's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a further discussion regarding the terms of the debt financings.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interest. The term Net Cash Flow means the excess, if any, of (A) the gross receipts from the operations of the Joint Venture Property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the Joint Venture Property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 90% at December 31, 1995.

----------------------------------------

The Partnership had no liability for funding losses of the joint venture as of December 31, 1995.

NTS Ft. Lauderdale Office Joint Venture - On April 1, 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop, construct, own and operate an office warehouse building in Ft. Lauderdale, Florida known as Lakeshore Business Center Phase I.

The Partnership contributed approximately $9,170,000, the cost of constructing and leasing the building and NTS-Properties IV contributed land valued at $1,752,982. On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. See below for a further discussion of the Lakeshore/University II Joint Venture.

NTS University Boulevard Joint Venture - On January 3, 1989, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd. to develop, construct, own and operate Phase II of the University Business Center development in Orlando, Florida.

The Partnership contributed land valued at $1,460,000 and NTS-Properties Plus Ltd. contributed development and carrying costs of approximately $8 million. In connection with the construction of University Business Center Phase I, the Partnership incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, NTS-Properties Plus Ltd. paid approximately $747,000 to the Partnership for Phase II's share of the common area costs. During the second quarter of 1994, the Partnership made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution increased the Partnership's ownership percentage in the Joint Venture from approximately 16% to approximately 17%. The contribution was made to fund a portion of the Joint Venture's operating costs. On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. See below for a further discussion of the L/U II Joint Venture.

Lakeshore/University II Joint Venture - On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS- Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                  Property                            Contributing Owner
                  --------                            ------------------

      Lakeshore Business Center Phase I          NTS-Properties IV and NTS-
                                                 Properties V

      Lakeshore Business Center Phase II         NTS-Properties Plus Ltd.

      Undeveloped land adjacent to the           NTS-Properties Plus Ltd.
      Lakeshore Business Center
      development (3.8 acres)

                             (continued next page)

----------------------------------------

                  Property                          Contributing Owner
                  --------                          ------------------

      Undeveloped land adjacent to the          NTS/Fort Lauderdale, Ltd.
      Lakeshore Business Center
      development (2.4 acres)

      University Business Center Phase II       NTS-Properties V and NTS-
                                                Properties Plus Ltd.

The term of the Joint Venture shall continued until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the Real Property and the sale and/or collection of any evidences of indebtedness received in connection therewith;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 31, 2030.

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

The properties of the L/U II Joint Venture are encumbered by notes payable to banks as follows:

              Note Balance
              at 12/31/95                 Encumbered Property
              ------------                -------------------
               $9,204,000           Lakeshore Business Center Phase II
               $5,740,000           University Business Center Phase II
               $1,234,000           Outparcel building sites (3.8 acres)
               $  468,333           Outparcel building sites (3.8 acres)
               $  340,000           Outparcel building sites (2.4 acres)

The notes are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the notes at December 31, 1995 is $11,759,639 ($6,371,930, $3,973,802, $854,298, $324,227 and $235,382). The notes bear a fixed interest rate of 10.6% and are due January 31, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7) for a further discussion regarding the terms of the debt financing.

----------------------------------------

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interest. The term Net Cash Flow means the excess, if any, of (A) the sum of (i) the gross receipts of the Joint Venture Properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B)(iv) below), over (B) the sum of (i) all cash operating expenses paid by the Joint Venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture and (iv) reserves for contingent liabilities and future expenses of the Joint Venture, as established by the Partners; provided, however, that the amounts referred to in (B)(i), (ii) and
(iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 69% at December 31, 1995.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1995.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1995, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate NTS-Properties Associates V, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates V. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $322,257 for the year ended December 31, 1995. $269,129 was received from commercial properties and $53,128 was received from residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

------------------------------------

In addition, the management agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of the Property Manager in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse the Property Manager for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial period of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1995, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the general partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgement consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by the Partnership for liability resulting from errors in judgement or certain acts or omissions. The general partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company, the Property Manager and an affiliate of the general partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from third parties for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the general partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services.

Item 3.  Legal Proceedings

The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner and NTS-Properties IV, an affiliate of the General Partner of the Partnership, and its general partner, has been settled. See Item 7 for further details regarding the settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 3,033 limited partners as of February 29, 1996. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1995 financial statements.

Annual distributions totalling $2.17 (1994) and $8.68 (1993) were paid per limited partnership unit. The Partnership did not make a cash distribution during 1995. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed, as determined by the general partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                          1995          1994           1993
                                       ----------    ----------      ---------

First quarter                            $  --         $ 2.17         $ 2.17
Second quarter                              --            --            2.17
Third quarter                               --            --            2.17
Fourth quarter                              --            --            2.17
                                          ------        -----          -----

                                         $  --         $ 2.17         $ 8.68
                                          ======        ======         =====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993. Distributions were funded by cash flow derived from operating activities.


                                                     Cash
                               Net Loss          Distributions        Return of
                              Allocated            Declared            Capital
                              ---------            --------            -------

Limited Partners:
       1995                 $(1,283,648)           $   --             $  --
       1994                    (449,890)              77,851            77,851
       1993                    (485,550)             311,403           311,403

General Partner:
       1995                 $   (12,966)           $   --             $  --
       1994                      (5,049)                 786               786
       1993                      (4,905)               3,145             3,145



Item 6.  Selected Financial Data

For the years ended December 31, 1995, 1994, 1993, 1992 and 1991.


                                                1995              1994               1993                1992              1991
                                            -----------       ------------       ------------        ------------      ------------

Rental and other income                    $  5,388,726       $  3,787,118       $  3,826,917       $  3,970,482       $  3,797,408

Gain (loss) on sale of
 property                                          --                 --                 --             (158,957)              --

Total expenses                               (6,685,340)        (4,292,057)        (4,317,372)        (4,275,902)        (5,062,463)
                                           ------------       ------------       ------------       ------------       ------------

Net income (loss)                          $ (1,296,614)      $   (504,939)      $   (490,455)      $   (464,377)      $ (1,265,055)
                                           ============       ============       ============       ============       ============

Net income (loss)
allocated to:
 General partner                           $    (12,966)      $     (5,049)      $     (4,905)      $     (4,644)      $    (12,651)
 Limited partners                          $ (1,283,648)      $   (499,890)      $   (485,550)      $   (459,733)      $ (1,252,404)

Net income (loss) per
limited partnership unit                   $     (35.78)      $     (13.93)      $     (13.53)      $     (12.81)      $     (34.91)

Weighted average number
 of limited partnership
 units                                           35,876             35,876             35,876             35,876             35,876

Cumulative net income
 (loss) allocated to:
  General partner                          $     41,828       $     54,794       $     59,843       $     64,748       $     69,392
  Limited partners                         $ (7,124,963)      $ (5,841,315)      $ (5,341,425)      $ (4,855,875)      $ (4,396,142)

Cumulative taxable income
 (loss) allocated to:
  General partner                          $    145,990       $    148,475       $    145,430       $    146,019       $    115,374
  Limited partners                         $ (6,835,826)      $ (6,069,120)      $ (5,601,973)      $ (5,144,495)      $ (4,910,004)

Distributions declared:
 General partner                           $       --         $        786       $      3,145       $      1,573       $        363
 Limited partners                          $       --         $     77,851       $    311,403       $    155,711       $     35,876

Cumulative distributions
 declared:
  General partner                          $    155,527       $    155,527       $    154,741       $    151,596       $    150,023
  Limited partners                         $ 15,397,262       $ 15,397,262       $ 15,319,411       $ 15,008,008       $ 14,852,297

At year end:
Land, buildings and
 amenities, net                            $ 26,149,956       $ 17,505,634       $ 18,082,922       $ 18,663,964       $ 19,760,000

Total assets                               $ 31,537,473       $ 21,447,138       $ 23,031,297       $ 23,982,298       $ 24,796,175

Mortgages and notes
 payable                                   $ 22,839,940       $ 11,743,884       $ 12,419,675       $ 12,819,410       $ 13,217,000


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                         Percentage
                                        Ownership at
                                          12/31/95     1995     1994     1993
                                        ------------   ----     ----     ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center
Phase II                                     100%       67%     100%      81%

University Business Center
Phase I                                      100%       95%      90%      88%

Properties Owned in Joint
Venture with NTS-Properties
IV
---------------------------

The Willows of Plainview
Phase II                                      90%       94%      93%      91%

Lakeshore Business Center Phase
I                                             N/A       See
                                                      below
                                                        (1)      80%      58%

Property Owned in Joint Venture
with NTS-Properties Plus Ltd.
-----------------------------

University Business Center Phase
II                                            N/A       See
                                                      below
                                                        (1)     100%     100%

Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center
Phase I                                       69%       92%      See      See
                                                               above    above
                                                                 (1)      (1)

Lakeshore Business Center
Phase II                                      69%       72%      78%      75%
                                                                 (2)      (2)

University Business Center
Phase II                                      69%      100%      See      See
                                                               above    above
                                                                 (1)      (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See page 29 for a discussion regarding this change.
(2) As of December 31, 1994 and 1993, the Partnership did not have an interest in this property. See page 29 for a discussion regarding this change.

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1995, 1994 and 1993 were as follows:


                            Percentage
                             Ownership
                            at 12/31/95     1995         1994         1993
                            -----------  ----------   ----------   ----------

Wholly-owned Properties
-----------------------

Commonwealth Business
Center Phase II                  100%    $  587,304   $  512,547   $  595,716

University Business
Center I                         100%    $1,359,802   $1,114,924   $1,277,530

Properties Owned in Joint
Venture with NTS-
Properties IV
-------------

The Willows of Plainview
Phase II                          90%    $1,074,104   $1,102,210   $1,027,110

Lakeshore Business Center
Phase I                           N/A    $   74,043   $  845,406   $  700,116
                                                (1)

Property Owned in Joint
Venture with NTS-
Properties Plus Ltd.
--------------------

University Business
Center Phase II                   N/A    $   17,263   $  198,421   $  189,548
                                                (1)

Properties Owned Through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
--------------

Lakeshore Business Center
Phase I                           69%    $  743,824      N/A (2)      N/A (2)

Lakeshore Business Center
Phase II                          69%    $  745,307      N/A (3)      N/A (3)

University Business
Center Phase I                    69%    $  768,180      N/A (2)      N/A (2)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to December 31, 1995 is reflected below (see L/U II Joint Venture). See page 29 for a discussion regarding this change.
(2) During the first quarter of 1995, the Partnership's ownership interest in the property changed. Rental and other income for 1994 and 1993 is reflected above. See page 29 for a discussion regarding this change.
(3) During 1994 and 1993, the Partnership did not have an interest in this property. See page 29 for a discussion regarding the change which occurred during the first quarter of 1995.

---------------------------------

The 33% decrease in year-ending occupancy at Commonwealth Business Center Phase II from 1994 to 1995 is a result of four tenant move-outs totalling approximately 22,000 square feet. Included in this total is one tenant of 1,600 square feet which vacated at the end of the lease term. The other three tenants, who had occupied approximately 20,000 square feet, vacated the premises prior to the end of the lease terms. Two of the three tenants, who occupied approximately 19,000 square feet, exercised termination options. The third tenant, who had occupied approximately 1,000 square feet, is continuing to pay rent through the end of its lease term. There was no accrued income associated with these leases. Partially offsetting the move-outs is one new lease for 1,600 square feet. The Partnership is actively seeking new tenants to occupy the vacant space. At this time, the extent and cost of any tenant improvements which will be required to attract new tenants remains unknown. In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. Average occupancy increased from 78% (1994) to 84% (1995). The increase in rental and other income at Commonwealth Business Center Phase II from 1994 to 1995 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

The 19% increase in year-ending occupancy at Commonwealth Business Center Phase II from 1993 to 1994 is the result of six new leases totalling approximately 27,000 square feet. Included in this total is a 15-month lease for approximately 28% of the business center's rentable area. Also included in the new leases is an approximately 1,900 square foot expansion by a current tenant. Partially offsetting the new leases is one tenant who had occupied approximately 16,000 square feet vacating at the end of the lease term. Although there was an increase in year-ending occupancy, average occupancy decreased from 83% in 1993 to 78% in 1994. The decrease in rental and other income from 1993 to 1994 at Commonwealth Business Center Phase II is due to the decrease in average occupancy and a decrease in rental rates. Another factor contributing to the decrease in rental and other income is a decrease in common area expense reimbursements.

The 5% increase in year-ending occupancy at University Business Center Phase I from 1994 to 1995 is a result of six new leases totalling approximately 9,400 square feet. Partially offsetting the new leases is a tenant move-out of approximately 2,500 square feet at the end of the lease term and one tenant, who occupied approximately 2,800 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. Accrued income of approximately $3,800 associated with this lease was written-off as uncollectible. Average occupancy at University Business Center Phase I increased from 87% (1994) to 91% (1995). The increase in rental and other income at University Business Center Phase I from 1995 as compared to 1994 is primarily due to the fact that the 1994 income was reduced by lease concessions which arose out of negotiations for an 8,000 square foot expansion and lease renewal by an existing tenant. The lease renewal extended the tenant's lease through June 2002. The lease concession period ended June 1994. The increase in rental and other income from 1994 to 1995 is also due to the increase in average occupancy, an increase in common area expense reimbursements and an increase in rental rates.

The 2% increase in year-ending occupancy at University Business Center Phase I from 1993 to 1994 is due to three new leases totalling approximately 5,600 square feet. Included in this total are expansions of approximately 3,800 square feet by two current tenants. Partially offsetting the new leases are two tenant move-outs totalling approximately 4,000 square feet. Of this total, approximately 2,000 square feet represents one tenant who vacated at the end of the lease term. The remaining 2,000 square feet represents a

---------------------------------

tenant who vacated and ceased making rental payments in breach of the lease agreement. Accrued income associated with this lease of approximately $7,700 was written-off as uncollectible after it was determined that the tenant had ceased operations. The Partnership will continue to pursue collection by attempting to enforce a personal guarantee made by the tenant's owner. Average occupancy at University Business Center Phase I was unchanged from 1994 to 1993 at 87%.

The decrease in rental and other income at University Business Center Phase I from 1993 to 1994 is due to an increase in the provision for doubtful accounts. Another factor contributing to the decrease in rental and other income are lease concessions which arose out of negotiations of the 8,000 square foot expansion and lease renewal by an existing tenant discussed above. Partially offsetting the decrease in rental and other income is an increase in rental rates.

The Willows of Plainview Phase II's year-ending occupancy increased from 93% in 1994 to 94% in 1995. However, average occupancy from 1994 to 1995 decreased from 94% to 92%, respectively. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire year's results. The decrease in average occupancy along with a decrease in income from fully furnished units at The Willows of Plainview Phase II resulted in a decrease in rental and other income. Fully furnished units are apartments which rent at an additional premium above base rent. It is possible for occupancy to increase and revenues to decrease when the number of fully furnished units has decreased.

Year-ending occupancy at The Willows of Plainview Phase II increased from 91% in 1993 to 93% in 1994. Average occupancy increased from 89% in 1993 to 94% in 1994. Rental and other income at The Willows of Plainview Phase II increased from 1993 to 1994 as a result of the increase in average occupancy and an increase in rental rates. The increase in rental and other income from 1993 to 1994 is partially offset by a decrease in income from fully furnished units.

The 12% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1994 to 1995 can be attributed to 11 new leases, totalling approximately 19,000 square feet which includes approximately 6,400 square feet in expansions by two current tenants. The new leases and expansions are partially offset by four tenant move-outs, who vacated at the end of the lease terms, totalling approximately 6,100 square feet. Average occupancy increased from 70% (1994) to 84% (1995). The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase I decreased in 1995 as compared to 1994 as a result of the Partnership's decreased ownership in Lakeshore Business Center Phase I. (See page 27 for a discussion regarding the change.) Overall, Lakeshore Business Center Phase I's rental and other income increased in 1995 as compared to 1994 primarily as a result of the increases in average occupancy and an increase in common area expense reimbursements. Partially offsetting the increase in rental and other income is an increase in the provision for doubtful accounts.

During January 1996, Lakeshore Business Center Phase I's occupancy increased to 98% as a result of approximately 6,400 square feet of expansions by two current tenants.

The 22% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1993 to 1994 can be attributed to 12 new leases totalling approximately 32,700 square feet which includes approximately 3,100 square feet in expansions by three current tenants. Included in the new leases is

---------------------------------

a five-year, approximately 9,400 square foot lease which commenced during the second quarter of 1994 and a five-year, approximately 6,400 square foot lease which commenced during the third quarter of 1994. The new leases and expansions are partially offset by an approximately 1,200 square foot downsizing by an existing tenant and four tenants, who occupied approximately 7,300 square feet, vacating at the end of the lease terms. In addition to the move-outs and downsizing, the business center's leasing office of approximately 1,500 square feet was relocated to Lakeshore Business Center Phase II (in 1994 owned by NTS-Properties Plus Ltd., an affiliate of the general partner). The leasing office was relocated in order to accommodate an approximately 9,400 square foot new lease. Average occupancy at Lakeshore Business Center Phase I increased from 56% (1993) to 70% (1994). The increase in rental and other income at Lakeshore Business Center Phase I from 1993 to 1994 is primarily due to the increase in average occupancy and an increase in rental rates on new leases. Another factor contributing to the increase in rental and other income is the fact that in 1993 approximately $27,000 of accrued income was written off which related to two tenants who had vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcies. The two tenants had occupied approximately 4,600 square feet. There were no similar write-offs in 1994. Partially offsetting the increase in rental and other income is a decrease in rental rates on lease renewals.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 50,000 square feet (or 64%) of University Business Center Phase II. Of the total being sub-leased, approximately 41,000 square feet (or 52%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I). Prior to December 31, 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. At this time, it is not known whether PCA or the other sub-lessee will renew the current lease with the business center when the original lease expires in 1998. In August 1990, the tenant paid an $80,000 security deposit which was to be returned three years from the date of occupancy. The security deposit plus interest was returned to Philip Crosby Associates, Inc. in April 1994.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased in 1995 as compared to 1994 as a result of the Partnership's increased ownership in the business center. (See page 29 for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II increased in 1995 as compared to 1994 as a result of an increase in common area expense reimbursements and a rent escalation based upon an increase in the consumer price index.

The increase in rental and other income at University Business Center Phase II from 1993 to 1994 is a result of the Partnership increasing its ownership in the joint venture from approximately 16% to approximately 17%. The increase in ownership is a result of an approximately $79,000 capital contribution made during the second quarter of 1994. The contribution was made to fund a portion of the joint venture's operating costs. The Partnership did not make any additional capital contributions to the joint venture during 1994. The increase in rental and other income from 1993 to 1994 is also a result of a rent escalation which was based upon an increase in the consumer price index.

---------------------------------

The Partnership obtained an interest in Lakeshore Business Center Phase II as a result of the formation of the L/U II Joint Venture in 1995. See page 29 for a discussion regarding the change which occurred during the first quarter of 1995. Therefore, no discussion of the fluctuations in rental and other income from 1993 to 1994 and from 1994 to 1995 is being presented. See below for a discussion of the changes in year-ending occupancy for these periods.

The 6% decrease in year-ending occupancy at Lakeshore Business Center Phase II from 1994 to 1995 can be attributed to four tenant move-outs totalling approximately 9,600 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 2,400 square feet, vacated the premises prior to the end of the lease term but is continuing to pay rent through the end of the lease term. Partially offsetting the tenant move- outs are six new leases for a total of approximately 9,700 square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 78% (1994) to 76% (1995). In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend.

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. The tenant is expected to take occupancy during the second quarter of 1996. With this new lease, the building's occupancy will increase to 79%.

Lakeshore Business Center Phase II's year-ending occupancy increased 3% from 1993 to 1994 and average occupancy increased from 75% in 1993 to 78% in 1994. There were no significant new leases or tenant move-outs during 1994. A detail discussion of the tenant activity has been omitted due to the fact that the Partnership had no interest in this property during 1994 or 1993.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. In the opinion of the General Partner of the Partnership, the decreased occupancy level at Commonwealth Business Center Phase II is not indicative of trends in the area in which the property is located. See the Liquidity and Capital Resources section for a discussion regarding the cash requirements of the Partnership's current debt financings.

The increase in interest and other income in 1995 as compared to 1994 is primarily the result of approximately $21,600 in interest income being recognized during the second quarter of 1995 on a receivable from a tenant at University Business Center Phase I. Interest income was not recognized until the receivable had been repaid in full due to the length of time it has taken the tenant to reimburse the Partnership. Interest and other income also includes interest earned from investments made by the Partnership with excess cash. The increase in interest income earned from investments in 1995 as compared to 1994 is a result of an increase in excess cash available for investment. Partially offsetting the increase in interest income in 1995 as compared to 1994 is a decrease in interest income received on an account receivable from a tenant at University Business

---------------------------------

Center Phase I due to its repayment in September 1994. The receivable was the result of above standard tenant improvements made in accordance with the lease agreement. The tenant reimbursed the Partnership for the cost of these improvements along with interest.

The decrease in interest income from 1993 to 1994 is a result of a decrease in excess cash available for investment. Interest income decreased from 1993 to 1994 also as a result of decreased interest income received on an account receivable from a tenant at University Business Center Phase I due to continued principal paydowns. The receivable was the result of above standard tenant improvements made in accordance with the lease agreement (discussed above).

Operating expenses increased from 1994 to 1995 primarily as a result of the Partnership's interest in the L/U II Joint Venture. (See page 29 for a discussion regarding the joint venture.) The increase in operating expenses from 1994 to 1995 is also a result of increased landscaping costs at all of the Partnership's properties and increased wallcovering and other replacement costs at the Partnership's residential property. Partially offsetting the increase in operating expenses from 1994 to 1995 is an overall decrease in repair costs and utility costs at the Partnership's commercial properties.

Operating expenses decreased from 1993 to 1994 as a result of decreased commercial legal fees, a decrease in carpet replacement, vinyl replacement and other maintenance costs at The Willows of Plainview Phase II and a decrease in parking lot repairs and maintenance costs at University Business Center Phases I and II. The decreases in operating expenses from 1993 to 1994 are partially offset by increased snow removal costs at Commonwealth Business Center Phase II and The Willows of Plainview Phase II, increased vacant suite utility costs at Commonwealth Business Center Phase II, increased exterior painting costs at University Business Center Phases I and II and The Willows of Plainview Phase II and increased janitorial costs at Lakeshore Business Center Phase I.

The increase in operating expenses - affiliated from 1994 to 1995 is due to the Partnership's interest in the L/U II Joint Venture (discussed on page 29). The change in operating expenses - affiliated from 1993 to 1994 was not significant. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1995 write-off of unamortized tenant improvements was not significant. The 1994 write-off of unamortized tenant improvements can be attributed mainly to University Business Center Phase I. At University Business Center Phase I, a tenant expanded and renewed its lease through April 2001. The tenant expanded by approximately 400 square feet for a total of approximately 3,900 square feet. No additional space was available adjacent to the tenant's current location; therefore, it was necessary to relocate the tenant to another suite in the business center. As a condition of the renewal and expansion, the Partnership agreed to renovate the new suite. In order to complete the renovation, it was necessary to replace improvements which had not been fully depreciated. This resulted in a write-off of approximately $31,000. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements.

---------------------------------

The 1993 write-off of unamortized tenant improvements is related mainly to University Business Center Phase I. University Business Center Phase I had a tenant expand its current space by approximately 8,000 square feet; raising its total square footage to approximately 35,000 square feet (first floor, second floor and mezzanine office space). The tenant also renewed its lease for eight years. As a condition of the lease, the Partnership agreed to renovate the space leased to the tenant. In order to complete the renovations, it was necessary to replace improvements which had not been fully depreciated.

The increase in the amortization of capitalized leasing costs and interest expense from 1994 to 1995 is primarily a result the Partnership's interest in the L/U II Joint Venture (discussed on page 29). The increase in interest expense can also be attributed to the increase in the Prime Rate.

The decrease in the amortization of capitalized leasing costs from 1993 to 1994 is the result of a portion of the costs capitalized during start-up having become fully amortized at all the Partnership's properties except University Business Center Phase II.

The increase in interest expense from 1993 to 1994 is due to the higher interest rate on the permanent financings which were obtained in November 1993 (secured by The Willows of Plainview Phase II). The purpose of the debt refinancing was to take advantage of the attractive permanent mortgage rates which were available in the market and to enable the Partnership to reduce its note payable to the required level ($7,602,000) in accordance with the second quarter 1993 loan extension agreement by December 31, 1993 in order to extend the note to March 31, 1996. Also contributing to the increase in interest expense from 1993 to 1994 is an increase in the Prime interest rate. Another factor contributing to the increase in interest expense from 1993 to 1994 is that the interest rate on the $7,002,000 note payable increased from the Prime Rate + 3/8% to the Prime Rate + 5/8% in July 1993 and to the Prime Rate + 7/8% in May 1994 as a result of loan extension negotiations during the second quarter of 1993. Partially offsetting the increase in interest expense is the fact that the Partnership's level of debt has decreased approximately $676,000 during 1994. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes from 1994 to 1995 is primarily a result of the Partnership's interest in the L/U II Joint Venture (discussed on page 29). The increase in real estate taxes from 1994 to 1995 is also due to an increase in the 1995 property tax assessment for Commonwealth Business Center Phase II as compared to the 1994 assessment.

The increase in real estate taxes from 1993 to 1994 is due to an increase in the assessments for University Business Center Phases I and II and an increase in tax rates at all of the Partnership's properties. Assessments at the Partnership's other properties remained unchanged. Another factor contributing to the increase in real estate taxes from 1993 to 1994 is the refund of 1992 taxes the Partnership received in June 1993 related to Lakeshore Business Center Phase I. The refund resulted from a decrease in Lakeshore Business Center I's assessment subsequent to the payment of real estate taxes.

---------------------------------

The increase in professional and administrative expenses from 1994 to 1995 is due mainly to an increase in outside legal fees and litigation settlement expense. The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner and NTS- Properties IV, an affiliate of the General Partner of the Partnership, and its general partner was settled during 1995. At a settlement conference before the Court (U.S.D.C., S.D.
NY), the parties agreed on a confidential basis to settle the litigation, and any and all other claims of Third-Party Plaintiffs in exchange for the payment by the Partnership and NTS-Properties IV of the sum of $45,000 each.

The increase in professional and administrative expenses from 1993 to 1994 is due mainly to an increase in outside legal fees.

Professional and administrative expenses - affiliated increased from 1994 to 1995 as a result of increased accounting salaries and increased legal fees. Professional and administrative expenses - affiliated decreased from 1993 to 1994 as a result of decreased legal fees and accounting costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has increased from 1994 to 1995 as a result of the Partnership's interest in the L/U II Joint Venture (discussed on page 29). The increase in depreciation and amortization expense from 1994 to 1995 is partially offset by a portion of the Partnership's assets having become fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $41,400,000.

Depreciation and amortization decreased from 1993 to 1994 due to a portion of the Partnership's assets having become fully depreciated. The decrease in depreciation and amortization from 1993 to 1994 is partially offset by approximately $530,000 of new assets, primarily tenant improvements, being placed in service during 1994.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $562,363 (1995), $772,998 (1994) and $1,146,807 (1993). These funds in conjunction with cash on hand were used to make a .25% and 1% (annualized) cash distribution of $78,637 (1994) and $314,548
(1993), respectively. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $131.87 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution was declared during the last nine months of 1994 and all of 1995 as a result of a loan covenant (the $6,402,000 note payable) which requires the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at December 31) were $218,331, $207,600 and $955,727 at December 31, 1995, 1994 and 1993, respectively.

-------------------------------------------

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

             Property                                   Owner
             --------                                   -----

Lakeshore Business Center Phase I          NTS-Properties IV and NTS-
                                           Properties V

Lakeshore Business Center Phase II         NTS-Properties Plus Ltd.

Undeveloped land adjacent to the           NTS-Properties Plus Ltd.
Lakeshore Business Center development
(3.8 acres)

Undeveloped land adjacent to the           NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center development
(2.4 acres)

University Business Center Phase II        NTS-Properties V and NTS-Properties
                                           Plus Ltd.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 69% partnership interest in the joint venture.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by the loan agreements discussed on pages 32 - 33. Cash flows provided by

-------------------------------------------

investing activities were the result of a release of these escrow funds. Cash flows provided by financing activities are from debt refinancings. Cash flows used in financing activities are for cash distributions, loan costs and principal payments on mortgages and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The use of proportionate consolidation method also explains why the $79,000 capital contribution made from 1994 to 1995 by the Partnership to the University Business Center Phase II Joint Venture in 1994 (as discussed on page 33) is not shown as a separate line on the statement of cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the changes resulting from the investment in the L/U II Joint Venture. See the discussion of the Joint Venture formation on page 29. The Partnership also expects a change in the cost of capital resources as a result of the refinancing of the $6,402,000 note payable subsequent to December 31, 1995. See the discussion of the refinancings on page 32.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993. Distributions were funded by cash flow derived from operating activities.


                                                    Cash
                            Net Loss            Distributions         Return of
                           Allocated              Declared             Capital
                           ---------              --------             -------

Limited Partners:
       1995              $(1,283,648)             $   --             $   --
       1994                 (449,890)                77,851             77,851
       1993                 (485,550)               311,403            311,403

General Partner:
       1995              $   (12,966)             $   --             $   --
       1994                   (5,049)                   786                786
       1993                   (4,905)                 3,145              3,145

As of December 31, 1995, the Partnership has accrued approximately $148,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at December 31, 1995 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of December 31, 1995.

-------------------------------------------

As of December 31, 1995, the Partnership had a commitment for a $30,000 special tenant finish allowance at University Business Center Phase I as a result of a current tenant extending its existing lease from December 1995 to July 2003.

As of December 31, 1995, the L/U II Joint Venture had commitments for approximately $200,000 of tenant finish improvements and leasing costs. The commitments are the result of an 8,200 square foot new lease and 7,100 square foot lease renewal. Both leases are for a period of five years. The Partnership's proportionate share of these commitments is approximately $135,000 or 69%. As of December 31, 1995, approximately $130,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $90,000 or 69%.

As of December 31, 1995, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000).

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. As a result of the new lease, the L/U II Joint Venture has a commitment for approximately $105,000 of tenant finish improvements, of which the Partnership's proportionate share is approximately $72,000 or 69%.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1995.

As a result of the 1993 loan extension agreement, the Partnership had the right to extend the maturity date of the notes (which had balances of $11,819,410 and $1,000,000 at the time of extension) from December 31, 1993 to March 31 1996, provided that the Partnership was not in default and the principal balance outstanding on the $11,819,410 note payable was equal to or less than $7,602,000 by December 31, 1993. The Partnership was able to reduce the principal balance of the $11,819,410 note payable to $7,602,000 by December 31, 1993. The Partnership accomplished this by making $300,410 of monthly principal payments and by making a $3,917,000 principal payment on November 23, 1993 from a cash distribution received from the NTS Willows Phase II Joint Venture. The Joint Venture made the cash distribution from the proceeds of the permanent financings secured by The Willows of Plainview Phase II. (See the discussion regarding this financing below.) On November 23, 1993, the Partnership also retired the $1,000,000 note payable using the remaining funds from the cash distribution (approximately $833,000) and cash reserves. On December 31, 1993, the bank extended the maturity date of the $7,602,000 note to March 31, 1996 as both conditions required for the extension were met. For further information regarding the $7,602,000 note see the following paragraph. As of December 31, 1995, the note has a balance of $6,402,000.

As of December 31, 1995, the Partnership had a note payable to a bank in the amount of $6,402,000. The note is secured by the land and buildings of Commonwealth Business Center Phase II and University Business Center Phase I. The note is due March 31, 1996. Interest on the note was charged at the Prime Rate + 5/8% from the date of the loan extension agreement (July 1993) through April 30, 1994. Beginning May 1, 1994 and continuing through April 30, 1995, the note bore interest at the Prime Rate + 7/8%. Beginning May 1, 1995 and continuing through March 31, 1996, the note will bear interest

-------------------------------------------

at the Prime Rate + 1%. Beginning July 1, 1993, the Partnership agreed to make monthly principal payments of $50,000 as part of the loan extension agreement. However, the Partnership will not be in default so long as it repays at least $30,000 in principal every calendar quarter beginning July 1, 1993. The outstanding principal balance at maturity based on the current rate of amortization ($50,000 principal payment each month) is $6,252,000.

Subsequent to December 31, 1995, the Partnership obtained permanent financing from two insurance companies totalling $6,500,000 ($5,100,000 and $1,400,000). The $5,100,000 mortgage payable is secured by University Business Center Phase I and the $1,400,000 mortgage payable is secured by Commonwealth Business Center Phase II. The proceeds were used to retire the Partnership's $6,402,000 note payable, to fund closing costs and to increase the Partnership's cash reserves. The $5,100,000 mortgage is due February 1, 2008 and bears interest at a fixed rate of 7.5%. The repayment of principal will be amortized over 144 months with equal monthly payments of principal and interest ($54,231). The $1,400,000 mortgage is due February 1, 2009 and bears interest at the Prime Rate (which was 8.5% on the date of closing). Monthly principal payments will be based on a 13-year amortization schedule.

As of December 31, 1995, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, had two mortgage loans each with an insurance company in the amount of $3,267,236 and $1,950,588. The mortgages are recorded as a liability of the joint venture. The Partnership's proportionate share of the mortgages as of December 31, 1995 was $4,678,301 ($2,929,404 and $1,748,897). Both mortgages are due December 5, 2003, bear interest at a fixed rate of 7.5% for the first 60 months and are secured by the land, buildings and amenities of the Joint Venture. At the end of the 56th month from the date of the notes, the insurance companies will notify the Joint Venture of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Joint Venture will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Joint Venture, the entire unpaid principal balance is due with the 60th installment of interest. If the Joint Venture accepts the Modified Rate, it becomes effective the 61st month from the date of the notes. (Notes dated November 23, 1993.) Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Joint Venture accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization  schedule  beginning  the 61st month.  The  outstanding  balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

The Partnership received approximately $4,750,000 of the mortgage proceeds from the NTS Willows Phase II Joint Venture as a cash distribution in 1993. This amount represents the Partnership's proportionate interest in the mortgages less loan costs which were incurred in connection with the financings. These funds along with cash reserves were used to make a $3,917,000 principal payment on the Partnership's $11,819,410 note payable and retire the $1,000,000 note payable (see the discussion on page 31). These principal payments were required in order to release the bank's mortgage on the apartment complex.

As of December 31, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,204,000, $5,740,000, $1,234,000, $468,333 and
$340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at December 31, 1995 was $6,371,930, $3,973,802, $854,298, $324,227 and
$235,382, respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for

-------------------------------------------

capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of December 31, 1995, the Joint Venture had met this funding requirement.

The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,204,000, $5,740,000 and $1,234,000 notes are as follows:

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

Subsequent to December 31, 1995, the L/U II Joint Venture submitted an application with an insurance company for $17.4 million of debt financing. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The Joint Venture anticipates that the financing will be completed during mid-1996.

During the second quarter of 1994, the Partnership made an approximately $79,000 capital contribution to University Business Center Phase II, a joint venture between the Partnership and NTS-Properties Plus Ltd. (at the time of the contribution). The capital contribution increased the Partnership's ownership percentage in the joint venture from approximately 16% to approximately 17%. The contribution was made to fund a portion of the joint venture's operating costs.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the principal and interest payments required on the permanent mortgages obtained by the Partnership subsequent to year-end, principal payments required on the permanent mortgages of the NTS Willows Phase II Joint Venture, principal payments required on the notes of the L/U II Joint Venture and commitments made for tenant finish improvements (see page 31). Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. The Partnership also expects a demand on future liquidity based on 27,686 square feet in leases expiring in 1996 (Commonwealth Business Center Phase II - 6,075 square feet, University Business Center Phase I - 3,828 square feet, Lakeshore Business Center Phase I - 10,853 square feet and Lakeshore Business Center Phase II - 6,930 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

Cash in the amount of $50,000 will also be required to fund the Interest Repurchase Reserve which the Partnership will establish on June 30, 1996 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 370 Units at a currently contemplated price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Partnership plans to fund the Interest Repurchase Reserve from cash reserves.

-------------------------------------------

It is anticipated that the cash flow from operations, cash reserves and the escrow funds (as discussed on page 33 will be sufficient to meet the needs of the Partnership.

Historically, extremely weak economic conditions in Ft. Lauderdale, Florida have caused the low occupancy levels at Lakeshore Business Center Phases I and II. In the opinion of the general partner, leasing activity is improving in this part of Florida. In an effort to improve the occupancy at the business center, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of General Partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's other properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. At University Business Center Phases I and II in Orlando, Florida, the Partnership has an on-site leasing agent, an employee of NTS Development Company, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations at Lakeshore Business Center Phases I and II are handled by a leasing agent, an employee of NTS Development Company, located at the Lakeshore Business Center development. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, employees of NTS Development Company, who handle all on-site visits from potential tenants, make visits to local companies to promote fully furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

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

The Partnership owns approximately 6.21 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2.4 million is land cost, capitalized interest and common area costs. The Partnership plans to use the remaining land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1995 in the land held for development is approximately $1.1 million. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties V, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 52 through 54 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 14, 1996




                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994



                                                        1995            1994
                                                    ------------     -----------

ASSETS

Cash and equivalents                                 $   218,331     $   207,600
Cash and equivalents - restricted                         56,318          21,107
Accounts receivable, net of allowance                    766,624         549,755
 for doubtful accounts of $53,582 (1995)
 and $44,035 (1994)
Land, buildings and amenities, net                    26,149,956      17,505,634
Assets held for development, net                       3,585,818       2,586,802
Other assets                                             760,426         576,240
                                                     -----------     -----------

                                                     $31,537,473     $21,447,138
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                          $22,839,940     $11,743,884
Accounts payable - operations                            365,431         148,634
Accounts payable - construction                          231,566         164,458
Security deposits                                        147,330         125,833
Other Liabilities                                         35,717          50,226
                                                     -----------     -----------

                                                      23,619,984      12,233,035

Partners' equity                                       7,917,489       9,214,103
                                                     -----------     -----------

                                                     $31,537,473     $21,447,138
                                                     ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.



                                                          NTS-PROPERTIES V,

                                                   A Maryland Limited Partnership

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                            1995                    1994                   1993
                                                                        -----------             -----------             -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $34,423 (1995),
  $12,593 (1994) and $11,107 (1993)                                     $ 5,328,772             $ 3,753,848             $ 3,713,638
 Interest and other income                                                   59,954                  33,270                 113,279
                                                                        -----------             -----------             -----------

                                                                          5,388,726               3,787,118               3,826,917

Expenses:
 Operating expenses                                                         960,770                 693,633                 720,330
 Operating expenses - affiliated                                            504,206                 446,642                 445,304
 Write-off of unamortized tenant
  improvements                                                                4,719                  32,649                  30,118
 Amortization of capitalized leasing
  costs                                                                      30,880                  11,888                  16,318
 Interest expense                                                         2,189,900                 955,956                 863,990
 Management fees                                                            322,257                 226,081                 231,821
 Real estate taxes                                                          526,099                 365,306                 316,275
 Professional and administrative
  expenses                                                                  203,413                 150,503                 133,788
 Professional and administrative
  expenses - affiliated                                                     154,275                 149,295                 156,057
 Depreciation and amortization                                            1,788,821               1,260,104               1,403,371
                                                                        -----------             -----------             -----------

                                                                          6,685,340               4,292,057               4,317,372
                                                                        -----------             -----------             -----------

Net loss                                                                $(1,296,614)            $  (504,939)            $  (490,455)
                                                                        ===========             ===========             ===========

Net loss allocated to the limited
 partners                                                               $(1,283,648)            $  (499,890)            $  (485,550)
                                                                        ===========             ===========             ===========


Net loss per limited partnership                                        $    (35.78)            $    (13.93)            $    (13.53)
                                                                        ===========             ===========             ===========
 unit

Weighted average number of limited                                           35,876                  35,876                  35,876
                                                                        ===========             ===========             ===========
 partnership units


The accompanying notes to financial statements are an integral part of these statements.




                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                     Limited         General
                                     Partners        Partners          Total
                                     --------        --------          -----

Balances at December 31, 1992      $ 10,689,430    $    (86,748)   $ 10,602,682

 Net loss                              (485,550)         (4,905)       (490,455)

 Distributions declared                (311,403)         (3,145)       (314,548)
                                   ------------    ------------    ------------
Balances at December 31, 1993         9,892,477         (94,798)      9,797,679

 Net loss                              (499,890)         (5,049)       (504,939)

 Distributions declared                 (77,851)           (786)        (78,637)
                                   ------------    ------------    ------------
Balances at December 31, 1994         9,314,736        (100,633)      9,214,103

 Net loss                            (1,283,648)        (12,966)     (1,296,614)
                                   ------------    ------------    ------------

Balances at December 31, 1995      $  8,031,088    $   (113,599)   $  7,917,489
                                   ============    ============    ============


The accompanying notes to financial statements are an integral part of these statements.




                                                          NTS-PROPERTIES V,

                                                   A Maryland Limited Partnership

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                1995                  1994                 1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $(1,296,614)          $  (504,939)          $  (490,455)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Provision for doubtful accounts                                                34,423                12,593                11,107
  Write-off of unamortized tenant improvements                                    4,719                32,649                30,118
  Amortization of capitalized leasing costs                                      30,880                11,888                16,318
  Depreciation and amortization                                               1,788,821             1,260,104             1,403,371
  Changes in assets and liabilities:
   Cash and equivalents - restricted                                            (25,712)               (5,855)               (7,683)
   Accounts receivable                                                          215,134                91,284               251,998
   Other assets                                                                  60,074               (55,093)             (139,944)
   Accounts payable - operations                                                 89,104               (78,869)               73,736
   Security deposits                                                             11,477                  (555)              (14,400)
   Other liabilities                                                           (349,943)                9,791                12,641
                                                                            -----------           -----------           -----------

  Net cash provided by operating activities                                     562,363               772,998             1,146,807
                                                                            -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                     (187,600)             (511,043)             (675,142)
Increase (decrease) in accounts payable -
 construction                                                                    67,112              (176,522)              181,760
Increase in cash and equivalents - restricted                                  (140,281)                 --                    --
Decrease in cash and equivalents - restricted                                   130,782                  --                    --
                                                                            -----------           -----------           -----------

  Net cash used in investing activities                                        (129,987)             (687,565)             (493,382)
                                                                            -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes
 payable                                                                       (738,350)             (675,791)           (5,217,410)
Increase in mortgages payable                                                      --                    --               4,817,675
Capital contribution by a joint venture partner                                 519,225                  --                    --
Cash distributions                                                                 --                (157,274)             (314,548)
Additions to loan costs                                                        (202,520)                 (495)             (198,387)
                                                                            -----------           -----------           -----------

  Net cash used in financing activities                                        (421,645)             (833,560)             (912,670)
                                                                            -----------           -----------           -----------

  Net increase (decrease) in cash and
   equivalents                                                                   10,731              (748,127)             (259,245)

CASH AND EQUIVALENTS, beginning of year                                         207,600               955,727             1,214,972
                                                                            -----------           -----------           -----------

CASH AND EQUIVALENTS, end of year                                           $   218,331           $   207,600           $   955,727
                                                                            ===========           ===========           ===========

Interest paid on a cash basis                                               $ 2,188,847           $   959,537           $   845,688
                                                                            ===========           ===========           ===========


The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

 1.    Significant Accounting Policies
       -------------------------------

       A)    Organization
             ------------

             NTS-Properties V, a Maryland limited partnership, (the "Partnership") is a limited partnership organized on April 30, 1984. The general partner is NTS-Properties Associates V, a Kentucky limited partnership. The Partnership is in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

       B)    Properties
             ----------

             The Partnership owns and operates the following properties:

             - Commonwealth Business Center Phase II, a business center with approximately 61,000 net rentable ground floor square feet and approximately 8,000 net rentable mezzanine square feet located in Louisville, Kentucky

             - University Business Center Phase I, a business center with approximately 82,000 net rentable first floor (office and service) and second floor office square feet and approximately 16,000 net rentable mezzanine square feet located in Orlando, Florida

             - A 90% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky

             -  A 69% joint  venture  interest  in the  Lakeshore/University  II
                Joint Venture. A description of the properties owned by the Joint Venture appears below:

                - Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida.

                - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor office square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida.

                - Outparcel Building Sites - approximately 6.2 acres of undeveloped land adjacent to the Lakeshore Business Center development, which is zoned for commercial development.

             The Partnership also owns approximately 6.21 acres of land, adjacent to the University Place development (University Place Phase III), in Orlando, Florida which is zoned for commercial development.

       -------------------------------------------

       C)    Allocation of Net Income (Loss) and Cash Distributions
             ------------------------------------------------------

             Operating Net Cash Receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 1) 99% to the limited partners and 1% to the general partner until the limited partners have received their 8% Preferred Return as defined in the partnership agreement; 2) to the general partner in an amount equal to approximately 10% of the limited partners 8% Preferred Return; 3) the remainder, 90% to the limited partners and 10% to the general partner.

             Net operating income (loss), exclusive of depreciation, is allocated to the limited partners and the general partner in proportion to their respective cash distributions. Net operating income, exclusive of depreciation, in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore their respective negative capital account to zero; (2) 99% to the limited partners and 1% to the general partner until the limited partners have received cash distributions from all sources equal to their original capital; (3) the balance, 75% to the limited partners and 25% to the general partner. Depreciation expense is allocated 99% to the limited partners and 1% to the general partner.

       D)    Tax Status
             ----------

             The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

             A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                              1995          1994        1993
                                          -----------    ---------   ---------

             Net loss                     $(1,296,614)   $(504,939)  $(490,455)

             Items handled differently
              for tax purposes:
               Depreciation and
                amortization                  422,071      145,662     274,215
               Capitalized leasing
                costs                             514        7,775       7,370
               Rental income                  145,460       35,622      92,596
               Allowance for doubtful
                accounts                        5,249       12,364     (9,621)
               Write-off of unamortized
                tenant improvements           (45,871)    (160,586)   (332,172)
                                             ---------    ---------   ---------

             Taxable loss                   $(769,191)   $(464,102)  $(458,067)
                                             =========    =========   =========

       E)    Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------

             The   preparation  of  financial   statements  in  conformity  with
             generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

       -------------------------------------------

       E)    Use of Estimates in the Preparation of Financial Statements -
             -------------------------------------------------------------
             Continued
             ---------

             assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       F)    Joint Venture Accounting
             ------------------------

             The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

       G)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represents the following: 1) Escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture, 2) Funds received for residential security deposits and 3) Funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

       H)    Basis of Property and Depreciation
             ----------------------------------

             Land,   buildings   and   amenities  are  stated  at  cost  to  the
             Partnership.   Costs  directly  associated  with  the  acquisition,
             development and construction of a project are capitalized.

             Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5-30 years for building and improvements and 5 - 30 years for amenities.

             In March 1995,  the  Financial  Accounting  Standards  Board issued
             Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle.

             The Partnership plans to adopt the Statement as of January 1, 1996. Based on a preliminary review, the Partnership does not anticipate that any material adjustments will be required.

       I)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes,

       -------------------------------------------

       I)    Rental Income and Capitalized Leasing Costs - Continued
             -------------------------------------------------------

             the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $682,189 and $376,501 as of December 31, 1995 and 1994, respectively.

             All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with initial leasing of the properties are capitalized and amortized over a five year period.

       J)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       K)    Reclassifications of 1994 and 1993 Financial Statements
             -------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1994 and 1993 financial statements to conform with December 31, 1995 classifications. These reclassifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties V owns and operates or has a joint venture investment in commercial properties in Kentucky (Louisville) and Florida (Orlando and Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space. The Partnership also has a joint venture investment in a residential property in Louisville, Kentucky. The apartment unit is generally the principal residence of the tenant.

 3.    Investment in Joint Ventures
       ----------------------------

       Investment in joint ventures consist of the following:

       A)    NTS Willows Phase II Joint Venture
             ----------------------------------

             In 1984, the Partnership entered into a joint venture agreement with NTS-Properties IV, an affiliate of the General Partner of the Partnership, to develop and construct a 144 unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. NTS-Properties IV contributed land valued at $800,000 and the Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 90% at December 31, 1995 The Partnership's share of the joint venture's net operating income was $39,402 (1995), $77,452 (1994) and $81,542 (1993).

       B)    NTS Ft. Lauderdale Office Joint Venture
             ---------------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop an approximately 103,000 square-foot commercial business center known as Lakeshore Business Center Phase I, located in Fort Lauderdale, Florida.

       ----------------------------------------

       B)    NTS Ft. Lauderdale Office Joint Venture - Continued
             ---------------------------------------------------

             NTS-Properties IV contributed land valued at $1,752,982 and the Partnership contributed approximately $9,170,000, the construction and carrying costs of the business center. The net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income (loss) was $10,809 (1995), $93,602
             (1994) and $(122,847) (1993).

             On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion of the new joint venture, see Note 3D to the Partnership's 1995 financial statements.

       C)    NTS University Boulevard Joint Venture
             --------------------------------------

             In 1989, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd., an affiliate of the general partner of the Partnership, to develop an approximately 78,000 square-foot commercial business center known as University Business Center Phase II, located in Orlando, Florida. The Partnership contributed land valued at $1,460,000 and NTS-Properties Plus Ltd. contributed development and carrying costs of approximately $8 million. In connection with the construction of University Business Center Phase I, the Partnership incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, NTS-Properties Plus Ltd. paid approximately $747,000 to the Partnership for Phase II's share of the common area costs. The net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income was $2,722 (1995), $29,617 (1994) and $33,671
             (1993).

             On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. For a further discussion of the new joint venture, see Note 3D to the Partnership's 1995 financial statements.

       D)    Lakeshore/University II Joint Venture
             -------------------------------------

             On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

             Property (Net Asset Contributed)               Owner
             --------------------------------               -----

             Lakeshore Business Center            NTS-Properties IV and NTS-
             Phase I ($6,249,667)                 Properties V

             Lakeshore Business Center            NTS-Properties Plus Ltd.
             Phase II (-$1,023,535)

                             (continued next page)

 --    ----------------------------------------

       D)    Lakeshore/University II Joint Venture
       --    -------------------------------------

             Property (Net Asset Contributed)               Owner
             --------------------------------               -----

             Undeveloped land adjacent to the      NTS-Properties Plus Ltd.
             Lakeshore Business Center
             development (3.8 acres)(-$670,709)

             Undeveloped land adjacent to the      NTS/Fort Lauderdale, Ltd.
             Lakeshore Business Center
             development (2.4 acres)($27,104)

             University Business Center            NTS-Properties V and NTS-
             Phase II ($953,236)                   Properties Plus Ltd.

             Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS/Properties IV contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 69% at December 31, 1995. The Partnership's share of the joint ventures net operating loss was $856,189 in 1995.

 4.    Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                   1995              1994
                                                -----------       -----------

       Land and improvements                    $ 9,765,122       $ 6,482,973
       Buildings and improvements                32,297,041        22,694,247
       Amenities                                    326,124           330,026
                                                 ----------        ----------

                                                 42,388,287        29,507,246

       Less accumulated depreciation             16,238,331        12,001,612
                                                 ----------        ----------

                                                $26,149,956       $17,505,634
                                                 ==========        ==========

 5.    Assets Held for Development
       ---------------------------

       As of December 31, 1995, the Partnership owned approximately 6.21 acres of land adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2.4 million is land cost, capitalized interest and common area costs. The Partnership plans to use the land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership.

 5.    Assets Held for Development
       ---------------------------

       As of December 31, 1995, the L/U II Joint Venture owned approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1995 in the land held for development is approximately $1.1 million. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

6.     Mortgages and Notes Payable
       ---------------------------

       Mortgages and notes payable as of December 31 consist of the following:


                                                       1995            1994
                                                    -----------     -----------
       Note  payable to a bank  bearing
       interest at the Prime Rate + 1%, due
       March 31, 1996, secured by certain
       land and buildings                           $ 6,402,000     $ 7,002,000

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and                 2,929,404       2,969,217
       amenities

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                      1,748,897       1,772,667

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land
       and building                                   3,973,802          --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land            324,227          --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land
       and building                                   6,371,930          --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land            854,298          --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land            235,382          --
                                                     ----------      ----------
                                                    $22,839,940     $11,743,884
                                                     ==========      ==========

       The Prime Rate was 8.5% at December 31, 1995 and 1994.

       ---------------------------------------

       Beginning July 1, 1993, the Partnership agreed to make monthly principal payments of $50,000 plus interest on the $6,402,000 note payable. However, the Partnership will not be in default as long as it repays $30,000 in principal every calendar quarter. The two mortgages are payable in monthly installments totalling $39,000, which includes principal, interest and property tax escrow.

       Subsequent to December 31, 1995, the Partnership obtained permanent financing from two insurance companies totalling $6,500,000 ($5,100,000 and $1,400,000). The proceeds were used to retire the Partnership's $6,402,000 note payable, to fund closing costs and to increase the Partnership's cash reserves. The $5,100,000 mortgage is due February 1, 2008 and bears interest at a fixed rate of 7.5%. The repayment of principal will be amortized over 144 months with equal monthly payments of principal and interest ($54,231). The $1,400,000 mortgage is due February 1, 2009 and bears interest at the Prime Rate (which was 8.5% on the date of closing). Monthly principal payments will be based on a 13-year amortization schedule.

       Considering the effects of the refinancing discussed above, scheduled maturities of debt are as follows:

       For the Years Ended December 31,                        Amount
       --------------------------------                     -----------
                             1996                           $   639,840
                             1997                               779,046
                             1998                            11,546,110
                             1999                               496,324
                             2000                               536,238
                          Thereafter                          8,920,381

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $27,100,000.

7.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1995:

       For the Years Ended December 31,                        Amount
       --------------------------------                     -----------
                             1996                           $ 2,888,069
                             1997                             2,429,226
                             1998                             1,670,666
                             1999                             1,150,945
                             2000                               824,461
                          Thereafter                          1,232,926
                                                            -----------

                                                            $10,196,293
                                                            ===========

 8.    Related Party Transactions
       --------------------------

       Pursuant to the partnership agreement, property management fees of $322,257 (1995), $226,081 (1994) and $231,821 (1993) were paid to NTS
       Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $14,046 and $31,345 as a repair and maintenance fee during the years ended December 31, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities.

       --------------------------------------

       As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993; these charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                         1995          1994          1993
                                       --------      --------      --------

          Leasing agents               $206,008      $189,587      $190,284
          Administrative                175,982       201,485       176,831
          Property manager              315,575       270,058       252,203
          Other                           9,108        13,954        83,850
                                        -------       -------       -------

                                       $706,673      $675,084      $730,168
                                        =======       =======       =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Because the Partnership is a limited partnership and not a corporation, it has no directors or officers as such. Management of the Partnership is the responsibility of the general partner, NTS-Properties Associates V. The Partnership has entered into a management contract with NTS Development Company, an affiliate of the general partner, to provide property management services.

The partners of NTS-Properties Associates V are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 54) is the managing general partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good, and John W. Hampton.

Richard L. Good
---------------

Mr. Good (age 56), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

John W. Hampton
---------------

Mr. Hampton (age 46) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.       Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the general partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS Development Company provides certain other services to the
Partnership. See Note 8 to the financial statements which sets forth transactions with affiliates of the general partner for the years ended December 31, 1995, 1994 and 1993.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocation and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The  general  partner  is  NTS-Properties   Associates  V,  a  Kentucky  limited
partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the general partner and their total respective interests in NTS-Properties Associates V are as follows:

       J. D. Nichols                                           59.90%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       NTS Capital Corporation                                   .10%
       10172 Linn Station Road
       Louisville, Kentucky 40223

The remaining 40% interests are owned by various limited partners of NTS-Properties Associates V.

Item 13.  Certain Relationships and Related Transactions

Pursuant to the  partnership  agreement,  property  management  fees of $322,257
(1995),  $226,081  (1994)  and  $231,821  (1993)  were  paid to NTS  Development
Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $14,046 and $31,345 as a repair and maintenance fee during the years ended December 31, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:


                                 1995               1994              1993
                               --------           --------          --------

Leasing agents                 $206,008           $189,587          $190,284
Administrative                  175,982            201,485           176,831
Property manager                315,575            270,058           252,203
Other                             9,108             13,954            83,850
                                -------            -------           -------

                               $706,673           $675,084          $730,168
                                =======            =======           =======

There were no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1995, 1994 and 1993 together with the report of Arthur Andersen LLP, dated February 14, 1996, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                                    Page No.
        ----------                                                    --------

        III-Real Estate and Accumulated Depreciation                   52-54

        All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                                   Page No.
        -----------                                                   --------

             3.           Amended and Restated Agreement and             *
                          Certificate of Limited Partnership
                          of NTS-Properties V, a Maryland
                          limited partnership

             3a.          First Amendment to Amended and Restated        **
                          Agreement of Limited Partnership of
                          NTS-Properties V, a Maryland limited
                          partnership

             10.          Management Agreement between NTS                *
                          Development Company and NTS-Properties
                          V, a Maryland limited partnership

             27.          Financial Data Schedule                     Included
                                                                      herewith

             * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984 (effective August 1, 1984) under Commission File
                          No. 2-90818.

            ** Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

4.      Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended December 31, 1995.



                                             NTS-PROPERTIES V,

                                       A Maryland Limited Partnership

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                         Commonwealth         University                                 Lakeshore
                                                           Business            Business            The Willows           Business
                                                            Center              Center            of Plainview            Center
                                                           Phase II             Phase I             Phase II              Phase I
Encumbrances                                                     (A)                  (A)                  (B)                  (A)

Initial cost to partnership:
  Land                                                   $   946,039          $ 1,576,346          $ 1,604,739          $ 2,250,741
  Buildings and improvements                               1,574,747            2,650,105            5,654,188            3,592,918

Cost capitalized subsequent to
 acquisition
  Improvements                                             1,817,569            3,513,373               35,069            2,938,877
  Other (C)                                                     --                   --                   --             (1,351,170)
  Carrying costs                                                --                   --                   --                   --

Gross amount at which carried
 December 31, 1995:
  Land                                                   $   994,796          $ 1,630,177          $ 1,591,958          $ 1,858,583
  Buildings and improvements                               3,343,559            6,109,647            5,702,038            5,572,783
                                                         -----------          -----------          -----------          -----------

  Total                                                  $ 4,338,355          $ 7,739,824          $ 7,293,996          $ 7,431,366
                                                         ===========          ===========          ===========          ===========

Accumulated depreciation                                 $ 2,395,051          $ 3,268,298          $ 3,055,493          $ 3,125,589
                                                         ===========          ===========          ===========          ===========

Date of construction                                           09/85                02/87                08/85                05/86

Date Acquired                                                    N/A                  N/A                  N/A                  N/A

Life at which depreciation in
 latest income statement is
 computed                                                        (D)                  (D)                  (D)                  (D)


(A)     First mortgage held by a bank.

(B)     First mortgage held by an insurance company.

(C) Represents NTS-Properties V's decreased interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.




                                             NTS-PROPERTIES V,

                                       A Maryland Limited Partnership

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                                       University               Lakeshore
                                                                        Business                 Business
                                                                         Center                   Center                   Total
                                                                        Phase II                 Phase II               Pages 52-53
                                                                        --------                 --------               -----------
Encumbrances                                                                   (A)                      (A)

Initial cost to partnership:
  Land                                                                 $   356,625              $ 2,554,955              $ 9,289,445
  Buildings and improvements                                             1,038,524                5,849,946               20,360,428

Cost capitalized subsequent to
 acquisition
  Improvements                                                              33,807                   49,231                8,387,926
  Other (B)                                                              5,701,658                     --                  4,350,488
  Carrying costs                                                              --                       --                       --

Gross amount at which carried
 December 31, 1995 (C):
  Land                                                                 $ 1,134,653              $ 2,554,955              $ 9,765,122
  Buildings and improvements                                             5,995,961                5,899,177               32,623,165
                                                                       -----------              -----------              -----------

  Total                                                                $ 7,130,614              $ 8,454,132              $42,388,287
                                                                       ===========              ===========              ===========

Accumulated depreciation                                               $ 1,663,281              $ 2,730,619              $16,238,331
                                                                       ===========              ===========              ===========

Date of construction                                                         12/90                      N/A

Date Acquired                                                                  N/A                    01/95

Life at which depreciation in
 latest income statement is
 computed                                                                      (D)                      (D)


(A)     First mortgage held by a bank.

(B) Represents NTS-Properties V's increased interest in University Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

(C)     Aggregate cost of real estate for tax purposes is $41,423,965.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.




                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                    Real           Accumulated
                                                   Estate          Depreciation
                                                   ------          ------------

Balances at December 31, 1992                  $ 29,279,160        $ 10,615,196

Additions during period:
 Improvements (a)                                   659,505                --
 Depreciation (b)                                      --             1,210,429

Deductions during period:
 Retirements                                       (628,948)           (598,830)
                                               ------------        ------------

Balances at December 31, 1993                    29,309,717          11,226,795

Additions during period:
 Improvements (a)                                   511,919                --
 Depreciation (b)                                      --             1,056,551

Deductions during period:
 Retirements                                       (314,390)           (281,734)
                                               ------------        ------------

Balances at December 31, 1994                    29,507,246          12,001,612

Additions during period:
 Improvements (a)                                   190,456                --
 Depreciation (b)                                      --             1,554,907
 Other (c)                                       14,106,559           3,366,067

Deductions during period:
 Retirements                                        (64,804)            (60,086)
 Other (d)                                       (1,351,170)           (624,169)
                                               ------------        ------------

Balances at December 31, 1995                  $ 42,388,287        $ 16,238,331
                                               ============        ============

(a) The additions to real estate on this schedule will differ from the expenditures for land, buildings and amenities on the Statements of Cash Flows as a result of minor changes in the Partnership's joint venture investment ownership percentages. Changes that may occur in the ownership percentages are less than one percent.
(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.
(c) Represents the increase in the Partnership's proportionate share of University Business Center Phase II's property and equipment plus the Partnership's proportionate share of Lakeshore Business Center Phase II's property and equipment under the proportionate consolidation method. Both are the result of the formation of the Lakeshore/University II Joint Venture.
(d) Represents the decrease in the Partnership's proportionate share of Lakeshore Business Center Phase I's property and equipment under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint Venture.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties V, a Maryland Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NTS-PROPERTIES V, a Maryland Limited
                                                   Partnership
                                                   (Registrant)

                                     BY:   NTS-Properties Associates V, General
                                           Partner,
                                           BY: NTS Capital Corporation,
                                           General Partner


                                           /s/ John W. Hampton
                                               John W. Hampton
                                               Senior Vice President



Date:      March 29     , 1996


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

      Signature                                 Title
      ---------                                 -----



/s/ J. D. Nichols                 General Partner of NTS-Properties
    J. D. Nichols                 Associates V and Chairman of the
                                  Board and Sole Director of
                                  NTS Capital Corporation

/s/ Richard L. Good               President of NTS Capital Corporation
    Richard L. Good


/s/ John W. Hampton               Senior Vice President of NTS Capital
    John W. Hampton               Corporation



The Partnership is a limited partnership and no proxy material has been sent to the limited partners.