Form 10-Q
period 1996-03-31
NTS PROPERTIES V
filed 1996-05-15
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  _______________

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

                                                       YES  X         NO

Exhibit Index: See page 19
Total Pages: 20

                                TABLE OF CONTENTS


                                                                      Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1996 and December 31, 1995                  3

            Statements of Operations
              For the three months ended March 31, 1996 and 1995          4

            Statements of Cash Flows
              For the three months ended March 31, 1996 and 1995          5

            Notes To Financial Statements                               6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9-18


                                     PART II

1.     Legal Proceedings                                                 19
2.     Changes in Securities                                             19
3.     Defaults upon Senior Securities                                   19
4.     Submission of Matters to a Vote of Security Holders               19
5.     Other Information                                                 19
6.     Exhibits and Reports on Form 8-K                                  19

Signatures                                                               20



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                         As of          As of
                                                   March 31, 1996  December 31, 1995*
                                                   --------------  ------------------
ASSETS

Cash and equivalents                                 $   200,750     $   218,331
Cash and equivalents - restricted                        184,949          56,318
Accounts receivable, net of allowance
 for doubtful accounts of $31,715 (1996)
 and $53,582 (1995)                                      705,303         766,624
Land, buildings and amenities, net                    25,821,569      26,149,956
Assets held for development, net                       3,547,355       3,585,818
Other assets                                             908,707         760,426
                                                     -----------     -----------

                                                     $31,368,633     $31,537,473
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                          $22,822,722     $22,839,940
Accounts payable - operations                            407,963         365,431
Accounts payable - construction                          152,544         231,566
Security deposits                                        150,240         147,330
Other liabilities                                        167,587          35,717
                                                     -----------     -----------

                                                      23,701,056      23,619,984

Partners' equity                                       7,667,577       7,917,489
                                                     -----------     -----------

                                                     $31,368,633     $31,537,473
                                                     ===========     ===========


                                     Limited        General
                                    Partners        Partner          Total
                                    --------        -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                  $ 30,582,037     $      100     $ 30,582,137
Net income (loss) - prior years    (7,124,963)        41,828       (7,083,135)
Net loss - current year              (247,415)        (2,499)        (249,914)
Cash distributions declared to
 date                             (15,389,204)      (155,527)     (15,544,731)
Repurchases of limited
 partnership units                    (36,780)         --             (36,780)
                                  ------------     ----------     ------------

Balances at March 31, 1996       $  7,783,675     $ (116,098)    $  7,667,577
                                  ============     ==========     ===========


*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.



                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS




                                            Three Months Ended
                                                 March 31,
                                                 ---------

                                            1996           1995
                                            ----           ----

Revenues:
 Rental income, net of provision for
  doubtful accounts of $-0- (1996)
  and $14,119 (1995)                    $ 1,391,314    $ 1,280,164
 Interest and other income                    4,161          5,132
                                        -----------    -----------

                                          1,395,475      1,285,296

Expenses:
 Operating expenses                         252,141        210,599
 Operating expenses - affiliated            135,966        127,832
 Amortization of capitalized leasing
  costs                                        --            6,779
 Interest expense                           540,524        465,104
 Management fees                             85,699         78,023
 Real estate taxes                          134,449        117,746
 Professional and administrative
  expenses                                   26,087         35,933
 Professional and administrative
  expenses - affiliated                      42,506         38,826
 Depreciation and amortization              428,017        419,817
                                        -----------    -----------

                                          1,645,389      1,500,659
                                        -----------    -----------

Net loss                                $  (249,914)   $  (215,363)
                                        ===========    ===========

Net loss allocated to the limited
 partners                               $  (247,415)   $  (213,209)
                                        ===========    ===========


Net loss per limited partnership unit   $     (6.90)   $     (5.94)
                                        ===========    ===========

Weighted average number of limited
 partnership units                           35,876         35,876
                                        ===========    ===========


                                      - 4 -




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              March 31,
                                                              ---------

                                                         1996            1995
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (249,914)   $  (215,363)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Provision for doubtful accounts                           --           14,119
  Amortization of capitalized leasing costs                 --            6,779
  Depreciation and amortization                          428,017        419,817
  Changes in assets and liabilities:
   Cash and equivalents - restricted                    (142,352)       (51,929)
   Accounts receivable                                    61,321        107,137
   Other assets                                         (123,512)        (6,628)
   Accounts payable - operations                          42,532         71,194
   Security deposits                                       2,910         (1,500)
   Other liabilities                                     131,864       (232,667)
                                                     -----------    -----------

  Net cash provided by operating activities              150,866        110,959
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities              (123,127)       (19,846)
Increase in cash and equivalents - restricted               --          (78,177)
Decrease in cash and equivalents - restricted             13,721           --
                                                     -----------    -----------

  Net cash used in investing activities                 (109,406)       (98,023)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage and note payable                  6,500,000           --
Principal payments on mortgages and notes payable     (6,517,218)      (192,068)
Capital contribution by a joint venture partner             --          519,225
Additions to loan costs                                  (41,823)       (95,792)
                                                     -----------    -----------

  Net cash provided by (used in) financing
   activities                                            (59,041)       231,365
                                                     -----------    -----------

  Net increase (decrease) in cash and equivalents        (17,581)       244,301

CASH AND EQUIVALENTS, beginning of period                218,331        207,600
                                                     -----------    -----------

CASH AND EQUIVALENTS, end of period                  $   200,750    $   451,901
                                                     ===========    ===========

Interest paid on a cash basis                        $   553,035    $   458,366
                                                     ===========    ===========


                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1996 and 1995.

1.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

      Cash and equivalents - restricted at December 31, 1995 also included escrow funds which were to be released as capital expenditures, leasing commissions and tenant improvements were incurred at the properties owned by to Lakeshore/University II Joint Venture. In 1996, these escrow funds were released.

2.    Mortgages and Notes Payable
      ---------------------------

      Mortgages and notes payable consist of the following:


                                                  March 31,       December 31,
                                                    1996             1995
                                                    ----             ----
      Mortgage  payable with an insurance
      company bearing interest at a fixed
      rate of 7.65%, due February 1, 2008,
      secured by land, buildings and
      amenities                                  $ 5,078,281      $     --

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 7.5%, due December 5, 2003,
      secured by land, buildings and
      amenities                                    2,920,951         2,929,404

      Mortgage payable with an insurance
      company bearing interest at a fixed
      rate of 7.5%, due December 5, 2003,
      secured by land, buildings and
      amenities                                    1,743,851         1,748,897

      Note payable with a bank bearing
      interest at the Prime Rate, due
      February 1, 2009, secured by land,
      buildings and amenities                      1,394,769            --

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land
      and building                                 6,347,006         6,371,930

                              (continued next page)

      ---------------------------------------

                                                   March 31,      December 31,
                                                     1996             1995
                                                     ----             ----
      Note  payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land
      and building                               $ 3,948,880      $ 3,973,802

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land          829,375          854,298

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land          324,227          324,227

      Note payable to a bank bearing
      interest at a fixed rate of 10.6%,
      due January 31, 1998, secured by land          235,382          235,382

      Note payable to a bank bearing
      interest at the Prime Rate + 1%, due
      March 31, 1996, secured by certain
      land and buildings                               --           6,402,000
                                                  ----------       ----------
                                                 $22,822,722      $22,839,940
                                                  ==========       ==========

      The Prime Rate was 8.25% at March 31, 1996 and was 8.5% at December 31, 1995.

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $26,700,000.

3.    Related Party Transactions
      --------------------------

      Property management fees of $85,699 and $78,023 for the three months ended March 31, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,356 and $1,752 as a repair and maintenance fee during the three months ended March 31, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by the Partnership Agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses -affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

      --------------------------------------

      These charges were as follows:


                                             1996            1995
                                          ---------       ---------

          Administrative                  $  58,879       $  51,629
          Leasing agents                     70,392          39,789
          Property manager                   77,235          75,566
          Other                                 412           3,847
                                           --------        --------

                                          $ 206,918       $ 170,831
                                           ========        ========

4.    Reclassification of 1995 Financial Statements
      ---------------------------------------------

      Certain  reclassifications  have been made to the March 31, 1995 financial
      statements  to  conform  with  March  31,  1996   classifications.   These
      reclassifications have no effect on previously reported operations.

5.    New Accounting Pronouncement
      ----------------------------

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted the Statement as of January 1, 1996 as required. No adjustments were required.

6.    Interest Repurchase Reserve
      ---------------------------

      On June 30, 1996, the Partnership will establish an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under
      Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 370 Units at a currently contemplated price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Partnership plans to fund the Interest Repurchase Reserve from cash reserves.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:




                                                        1996           1995
                                                        ----           ----

Wholly-owned Properties
- -----------------------

Commonwealth Business Center Phase II                     67%           100%

University Business Center Phase I                        95%            90%

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership
% at March 31, 1996)
- ---------------------------------

The Willows of Plainview Phase II (90%)                   97%            90%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                       See below      See below
                                                          (1)            (1)

Property Owned in Joint Venture with
NTS-Properties Plus Ltd. (Ownership
% at March 31, 1996)
- ------------------------------------

University Business Center Phase II
(See L/U II Joint Venture below)                       See below      See below
                                                          (1)            (1)

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1996)
- ------------------------------------

Lakeshore Business Center Phase I (69%)                   97%            79%

Lakeshore Business Center Phase II (69%)                  72%            77% (2)

University Business Center Phase II (69%)                100%           100%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding this change.
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

- ---------------------------------

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1996 and 1995 was as follows:



                                                  1996              1995
                                               ---------         ----------

Wholly-owned Properties
- -----------------------

Commonwealth Business Center Phase II          $ 125,735          $ 177,426

University Business Center I                   $ 362,807          $ 339,174

Properties Owned in Joint Venture with
NTS-Properties IV (Ownership % at March
31, 1996)
- ----------------------------------------

The Willows of Plainview Phase II (90%)        $ 281,652          $ 255,798

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                   N/A            $  74,043 (1)

Property Owned in Joint Venture with
NTS-Properties Plus Ltd. (Ownership %
at March 31, 1996)
- -------------------------------------

University Business Center Phase II
(See L/U II Joint Venture below)                   N/A            $  17,263 (1)


Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1996)
- ------------------------------------

Lakeshore Business Center Phase I (69%)        $ 237,135          $ 130,672

Lakeshore Business Center Phase II (69%)       $ 181,691          $ 139,637 (2)

University Business Center Phase II (69%)      $ 205,053          $ 148,930

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to March 31, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

The 33% decrease in occupancy at Commonwealth Business Center Phase II from March 31, 1995 to March 31, 1996 is a result of four tenant move-outs totalling approximately 22,000 square feet. Included in this total is one tenant of 1,600 square feet which vacated at the end of the lease term. The other three tenants, who had occupied approximately 20,000 square feet, vacated the premises prior to the end of the lease terms. Two of the three tenants, who occupied approximately 19,000 square feet, exercised

- ---------------------------------

termination options. The third tenant, who had occupied approximately 1,000 square feet, continued to pay rent through the end of its lease term (February
1996). There was no accrued income associated with these leases. Partially offsetting the move-outs is one new lease for 1,600 square feet. The Partnership is actively seeking new tenants to occupy the vacant space. At this time, the extent and cost of any tenant improvements which will be required to attract new tenants remains unknown. In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. Average occupancy for the three months ended March 31 decreased from 100% (1995) to 67% (1996). The decrease in rental and other income at Commonwealth Business Center Phase II for the three months ended March 31, 1996 as compared to the same period in 1995 is a result of the decrease in average occupancy. Partially offsetting the decrease in rental and other income is an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

The 5% increase in occupancy at University Business Center Phase I from March 31, 1995 to March 31, 1996 is a result of six new leases totalling approximately 9,400 square feet. Partially offsetting the new leases is a tenant move-out of approximately 2,500 square feet at the end of the lease term and one tenant, who occupied approximately 2,800 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. Accrued income of approximately $3,800 associated with this lease was written-off as uncollectible. Average occupancy at University Business Center Phase I for the three months ended March 31 increased from 90% (1995) to 95% (1996). The increase in rental and other income at University Business Center Phase I for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy increased from 90% as of March 31, 1995 to 97% as of March 31, 1996. Average occupancy increased from 89% for the three months ended March 31, 1995 to 96% for the same period in 1996. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in average occupancy along with an increase in income from fully furnished units at The Willows of Plainview Phase II resulted in an increase in rental and other income. Fully furnished units are apartments which rent at an additional premium above base rent.

The 18% increase in occupancy at Lakeshore Business Center Phase I from March 31, 1995 to March 31, 1996 can be attributed to 10 new leases, totalling approximately 23,500 square feet which includes approximately 7,600 square feet in expansions by three current tenants. The new leases and expansions are partially offset by three tenant move-outs, who vacated at the end of the lease terms, totalling approximately 4,300 square feet. Average occupancy for the three months ended March 31 increased from 79% (1995) to 98% (1996). The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase I decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the Partnership's decreased ownership in Lakeshore Business Center Phase I. (See below for a discussion regarding the change.) Overall, Lakeshore Business Center Phase I's rental and other income increased for the three months ended March 31, 1996 as compared to the same period in 1995. The increase in rental and other income can be attributed primarily to the increase in average occupancy and a decrease in the provision for doubtful accounts.

- ---------------------------------

The 5% decrease in occupancy at Lakeshore Business Center Phase II from March 31, 1995 to March 31, 1996 can be attributed to four tenant move-outs totalling approximately 11,000 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,100 square feet, represent tenants who vacated the premises prior to the end of the lease term but are continuing to pay rent through the end of the lease term. The third tenant, who occupied approximately 4,500 square feet, vacated the premises at the end of the lease term. The fourth tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. Partially offsetting the tenant move-outs are four new leases totalling approximately 8,800 square feet and a 3,600 square foot expansion by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase II decreased for the three months ended March 31 from 78% in 1995 to 72% in 1996. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II increased during the first quarter of 1996 as compared to the first quarter of 1995. This is due to the fact that the Partnership obtained an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture in January 1995. (See below for a discussion regarding this change.) Overall, rental and other income decreased at Lakeshore Business Center Phase II during the period due primarily to the decrease in average occupancy.

During the first quarter of 1996, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. The tenant took occupancy in April 1996 improving the building's occupancy to 80%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 52,000 square feet (or 67%) of University Business Center Phase II. Of the total being sub-leased, approximately 41,000 square feet (or 79%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase
I). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in 1998. At this time, it is not known whether the other sublessees will sign renewal leases with the Joint Venture.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the Partnership's increased ownership in the business center. (See below for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of a decrease in common area expense reimbursements. The decrease in rental and other income is partially offset by a rent escalation based upon an increase in the consumer price index.

- ---------------------------------

In cases of tenants who cease making rental payments or abandon the premises in breach of their leases, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. In the opinion of the General Partner of the Partnership, the decreased occupancy levels at Commonwealth Business Center Phase II and Lakeshore Business Center Phase II are not indicative of trends in the area in which the property is located. See the Liquidity and Capital Resources section of this item for a discussion regarding the cash requirements of the Partnership's current debt financings.

Interest and other income includes interest earned from investments made by the Partnership with cash reserves. The decrease in interest income for the three months ended March 31, 1996 as compared to the same period in 1995 is a result of a decrease in cash reserves available for investment.

The increase in operating expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily the result of the Partnership acquiring an interest in the Lakeshore/University II Joint Venture in January 1995. See below for a discussion regarding the joint venture. The increase in operating expenses can also be attributed to an increase in vacant suite utility costs at Commonwealth Business Center Phase II. Operating expenses at the Partnership's other properties remained fairly constant for the three months ended March 31, 1996 as compared to the same period in 1995.

The increase in operating expenses - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase in operating expenses - affiliated for the three month period is partially offset by decreases in property management costs at the Partnership's other properties. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in the amortization of capitalized leasing costs for the three month period is due to the fact that costs capitalized during start-up at University Business Center Phase II became fully amortized at the end of 1995.

The increase in interest expense for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily the result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase in interest expense is partially offset by lower interest rates on the permanent financings obtained in January 1996 (secured by University Business Center Phase I and Commonwealth Business Center Phase II). See the Liquidity and Capital Resources section of this item for a discussion of these permanent financings.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees for the three month period can also be attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily a result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase in real estate taxes for the three month period is also a result of an increased assessment for Commonwealth Business Center Phase II.

- ---------------------------------

The decrease in professional and administrative expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is due to decreased outside legal fees.

The change in professional and administrative expenses - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase in depreciation and amortization expense for the three month period is partially offset by a portion of the Partnership's assets
having   become  fully   depreciated.   Depreciation   is  computed   using  the
straight-line  method over the estimated useful lives of the assets which are 10
- - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $41,400,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities was $150,866 and $110,959 for the three months ended March 31, 1996 and 1995, respectively. No distribution has been declared since the three months ended March 31, 1994 as a result of a loan covenant (the $6,402,000 note payable - balance as of December 31, 1995) which required the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The note payable was repaid in January 1996 (see below for a further discussion). The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at March 31) were $200,750 and $451,901 at March 31, 1996 and 1995, respectively.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed on January 23, 1995 among the
Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University
Business Center Phase II and certain undeveloped tracts adjacent to the Lakeshore Business Center development.

- -------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by the loan agreements discussed below. Cash flows provided by investing activities were the result of a release of these escrow funds. Cash flows provided by financing activities are from debt refinancings. Cash flows used in financing activities are for loan costs and principal payments on mortgages and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the changes resulting from the investment in the L/U II Joint Venture. See above for a discussion of the Joint Venture formation. The Partnership also expects a change in the cost of capital resources as a result of the permanent financing of Commonwealth Business Center Phase II and University Business Center Phase I as discussed below.

Due to the fact that no distributions were made during the three months ended March 31, 1996 and 1995, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of March 31, 1996, the Partnership has accrued approximately $150,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at March 31, 1996 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of March 31, 1996.

As of March 31, 1996, the L/U II Joint Venture had a commitment for an approximately $105,000 special tenant finish allowance. The commitment is the result of a new six-year lease for approximately 7,000 square feet at Lakeshore Business Center Phase II. The Partnership's proportionate share of this commitment is approximately $72,000 or 69%. As of March 31, 1996, approximately $70,000 had been incurred toward this commitment, of which the Partnership's proportionate share is approximately $48,000 or 69%.

- -------------------------------------------

As of March 31, 1996, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000). The Partnership's proportionate share of the net commitment($200,000 less $92,000) is approximately $75,000 or 69%.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1996.

On January 29, 1996, the Partnership obtained permanent financing from a bank totalling $1,600,000 with $200,000 held for future fundings. The outstanding balance at March 31, 1996 was $1,394,769. The mortgage payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). The remaining $200,000 will be disbursed by February 1, 1999 in one additional advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years, 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months,
3) the Partnership is not in default on the loan and 4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On January 31, 1996, the Partnership obtained permanent financing from an insurance company totalling $5,100,000. The outstanding balance at March 31, 1996 was $5,078,281. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The proceeds of these permanent financings were used to retire the Partnership's note payable, which had a balance of $6,352,000, to fund loan closing costs and to increase the Partnership's cash reserves.

As of March 31, 1996, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, had two mortgage loans each with an insurance company in the amount of $3,255,993 and $1,943,876. The mortgages are recorded as a liability of the joint venture. The Partnership's proportionate share of the mortgages as of March 31, 1996 was $4,664,802 ($2,920,951 and $1,743,851). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of March 31, 1996, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,168,000, $5,704,000, $1,198,000, $468,333 and $340,000.
The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at March 31, 1996 was $6,347,006, $3,948,880, $829,375, $324,227 and $235,382,
respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties

- -------------------------------------------

owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. The Joint Venture met this funding requirement in 1995. As of March 31, 1996, all funds in the escrow account had been released. The notes bear interest at a fixed rate of
10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,168,000, $5,704,000 and $1,198,000 notes are as follows:

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

As of March 31, 1996, the L/U II Joint Venture has obtained a commitment from an insurance company for $17.4 million of debt financing. The mortgage will mature 144 months from the closing date and will bear interest at a fixed rate of 8.125%. The repayment of principal will be amortized over 144 months, with monthly payments of principal and interest in the amount of $189,541. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The closing date of the permanent financing is expected to take place before June 30, 1996.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the principal and interest payments required on the permanent mortgages obtained by the Partnership in January 1996, principal payments which will be required on the debt financings of the L/U II Joint Venture and commitments made for special tenant finish allowances (see above). Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. The Partnership also expects a demand on future liquidity based on 68,166 square feet in leases expiring from April 1, 1996 to March 31, 1997 (Commonwealth Business Center Phase II - 22,000 square feet, University Business Center Phase I - 13,463 square feet, Lakeshore Business Center Phase I - 15,641 square feet and Lakeshore Business Center Phase II - 17,062 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

Cash in the amount of $50,000 will also be required to fund the Interest Repurchase Reserve which the Partnership will establish on June 30, 1996 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 370 Units at a currently contemplated price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Partnership plans to fund the Interest Repurchase Reserve from cash reserves. The Partnership is currently contemplating an additional funding to its Interest Repurchase Reserve during the third quarter of 1996.

It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

- -------------------------------------------

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

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1996 in the land held for development is approximately $1.1 million. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

PART II.  OTHER INFORMATION

1.    Legal Proceedings

      None

2.    Changes in Securities

      None

3.    Defaults upon Senior Securities

      None

4.    Submission of Matters to a Vote of Security Holders

      None

5.    Other Information

      None

6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K, dated January 2, 1996, was filed to report in Item 5 the fact that the Partnership had obtained a commitment from an insurance company for permanent financing in the amount of $5,100,000.

                 Form 8-K, dated February 1, 1996, was filed to report in Item 5 the fact that the Partnership will establish an Interest Repurchase Reserve pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.

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



Date:    May 14, 1996