Form 10-Q
period 1996-06-30
NTS PROPERTIES V
filed 1996-08-14
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________  to  ________________

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

                                TABLE OF CONTENTS

                                                                           Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of June 30, 1996 and December 31, 1995                           3

         Statements of Operations
           For the three months and six months ended
           June 30, 1996 and 1995                                              4

         Statements of Cash Flows
           For the three months and six months ended
           June 30, 1996 and 1995                                              5

         Notes to Financial Statements                                       6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-18

                                     PART II

1.       Legal Proceedings                                                    19
2.       Changes in Securities                                                19
3.       Defaults upon Senior Securities                                      19
4.       Submission of Matters to a Vote of Security Holders                  19
5.       Other Information                                                    19
6.       Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                                        As of           As of
                                                    June 30, 1996  December 31, 1995*
                                                    -------------  ------------------

ASSETS
         Cash and equivalents                        $   220,310     $   218,331
         Cash and equivalents - restricted               312,896          56,318
         Accounts receivable, net of allowance
           for doubtful accounts of $31,023
           (1996) and $53,582 (1995)                     652,114         766,624
         Land, buildings and amenities, net           25,479,693      26,149,956
         Assets held for development, net              3,508,892       3,585,818
         Other assets                                  1,017,601         760,426
                                                     -----------     -----------
                                                     $31,191,506     $31,537,473
                                                     ===========     ===========


LIABILITIES AND PARTNERS' EQUITY
         Mortgages and notes payable                 $22,650,861     $22,839,940
         Accounts payable - operations                   516,637         365,431
         Accounts payable - construction                 169,498         231,566
         Security deposits                               146,383         147,330
         Other liabilities                               298,310          35,717
                                                     -----------     -----------
                                                      23,781,689      23,619,984

         Partners' equity                              7,409,817       7,917,489
                                                     -----------     -----------
                                                     $31,191,506     $31,537,473
                                                     ===========     ===========


                                      Limited          General
                                      Partners         Partner         Total
                                      --------         -------         -----
PARTNERS' EQUITY
Capital contributions,
  net of offering costs            $ 30,582,037    $        100    $ 30,582,137
Net income (loss) - prior
  years                              (7,124,963)         41,828      (7,083,135)
Net loss - current year                (453,147)         (4,577)       (457,724)
Cash distributions
  declared to date                  (15,389,204)       (155,527)    (15,544,731)
Repurchase of limited
  partnership units                     (86,730)           --           (86,730)
                                   ------------    ------------    ------------
Balances at June 30, 1996          $  7,527,993    $   (118,176)   $  7,409,817
                                   ============    ============    ============




* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS


                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                           --------                             --------

                                                                   1996               1995               1996               1995
                                                                   ----               ----               ----               ----
     REVENUES:
         Rental income, net of provision
          for doubtful accounts of $0
          (1996) and $9,320 (1995)                             $ 1,395,285        $ 1,382,229        $ 2,786,598        $ 2,662,393
         Interest and other income                                   8,376             38,611             12,537             43,743
                                                               -----------        -----------        -----------        -----------
                                                                 1,403,661          1,420,840          2,799,135          2,706,136

     EXPENSES:
         Operating expenses                                        246,924            229,811            498,087            440,407
         Operating expenses - affiliated                           125,532            129,258            261,498            257,091
         Amortization of capitalized leasing costs                   7,331              8,978              8,307             15,757
         Interest expense                                          526,405            578,764          1,066,929          1,043,869
         Management fees                                            83,395             81,874            169,094            159,899
         Real estate taxes                                         134,494            130,770            268,941            248,517
         Professional and administrative expenses                   28,491             26,164             54,578             62,097
         Professional and administrative expenses -
          affiliated                                                36,293             38,953             78,799             77,779
         Depreciation and amortization                             422,609            476,785            850,626            896,606
                                                               -----------        -----------        -----------        -----------
                                                                 1,611,474          1,701,357          3,256,859          3,202,022
                                                               -----------        -----------        -----------        -----------

     Net loss                                                  $  (207,813)       $  (280,517)       $  (457,724)       $  (495,886)
                                                               ===========        ===========        ===========        ===========


     Net loss allocated to the limited partners                $  (205,735)       $  (277,712)       $  (453,147)       $  (490,927)
                                                               ===========        ===========        ===========        ===========

     Net loss per limited partnership unit                     $     (5.74)       $     (7.74)       $    (12.63)       $    (13.68)
                                                               ===========        ===========        ===========        ===========

     Weighted average number of units                               35,869             35,876             35,873             35,876
                                                               ===========        ===========        ===========        ===========




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,
                                                                              --------                            --------

                                                                       1996              1995              1996             1995
                                                                       ----              ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (207,813)      $  (280,517)      $  (457,724)      $  (495,886)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Provision for doubtful accounts                                        --              (4,799)             --               9,320
  Amortization of capitalized leasing costs                             7,331             8,978             8,307            15,757
  Depreciation and amortization                                       422,609           476,785           850,626           896,606
  Changes in assets and liabilities:
    Cash and equivalents - restricted                                (127,947)         (100,307)         (270,299)         (151,683)
    Accounts receivable                                                53,189             4,965           114,510           112,102
    Other assets                                                        6,303            39,414          (118,188)           32,786
    Accounts payable - operations                                     (11,786)          (83,878)           30,746           (12,684)
    Security deposits                                                  (3,857)            3,917              (947)            2,417
    Other liabilities                                                 130,729           125,491           262,593          (107,176)
                                                                   -----------       -----------       -----------       -----------
    Net cash provided by operating activities                         268,758           190,049           419,624           301,559
                                                                   -----------       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                             (6,724)          (10,865)         (129,851)          (30,710)
Increase in cash and equivalents -  restricted                           --                --                --             (78,730)
Decrease in cash and equivalents -
  restricted                                                             --                --              13,721              --
                                                                   -----------       -----------       -----------       -----------
    Net cash used in investing activities                              (6,724)          (10,865)         (116,130)         (109,440)
                                                                   -----------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increases in mortgages payable                                           --                --           6,500,000              --
Principal payments on mortgages and notes payable                    (171,861)         (181,791)       (6,689,079)         (373,859)
Capital contribution by a joint venture partner                          --                --                --             519,225
Additions to loan costs                                               (20,663)           (4,180)          (62,486)          (99,971)
Repurchase of limited partnership units                               (49,950)             --             (49,950)             --
                                                                   -----------       -----------       -----------       -----------
    Net cash provided by (used in) financing activities              (242,474)         (185,971)         (301,515)           45,395
                                                                   -----------       -----------       -----------       -----------
    Net increase (decrease) in cash and equivalents                    19,560            (6,787)            1,979           237,514

CASH AND EQUIVALENTS, beginning of  period                            200,750           451,901           218,331           207,600
                                                                   -----------       -----------       -----------       -----------
CASH AND EQUIVALENTS, end of period                               $   220,310       $   445,114       $   220,310       $   445,114
                                                                   ===========       ===========       ===========       ===========

Interest paid on a cash basis                                     $   527,422       $   584,806       $ 1,080,457       $ 1,043,172
                                                                   ===========       ===========       ===========       ===========

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1996 and 1995.

1. Cash and Equivalents - Restricted
- ------------------------------------

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

Cash and equivalents - restricted at December 31, 1995 also included escrow funds which were to be released as capital expenditures, leasing commissions and tenant improvements were incurred at the properties owned by the Lakeshore/University II Joint Venture. In 1996, these escrow funds were released.

2. New Accounting Pronouncement
- -------------------------------

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

3. Interest Repurchase Reserve
- ------------------------------

On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership repurchased 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.






             (Notes To Financial Statements continued on next page)

4. Mortgages and Notes Payable
- ------------------------------

   Mortgages and notes payable consist of the following:

                                                        June 30,   December 31,
                                                         1996          1995
                                                         ----          ----

    Mortgage payable with an insurance
    company bearing interest at a fixed rate
    of 7.65%, due February 1, 2008, secured
    by land and building                              $5,012,292    $    --

    Mortgage payable with an insurance
    company bearing interest at a fixed
    rate of 7.5%, due December 5, 2003,
    secured by land, buildings and amenities           2,911,648     2,929,404

    Mortgage payable with an insurance
    company bearing interest at a fixed rate
    of 7.5%, due December 5, 2003, secured by
    land, buildings and amenities                      1,738,297     1,748,897

    Note payable with a bank bearing
    interest at the Prime Rate, due February 1,
    2009, secured by land and building                 1,378,522         --

    Note  payable  to a bank  bearing  interest
    at a fixed  rate of 10.6%,  due
    January 31, 1998, secured by land and building     6,322,084     6,371,930

    Note  payable  to a bank  bearing  interest
    at a fixed  rate of 10.6%,  due
    January 31, 1998, secured by land and building     3,923,956     3,973,802

    Note  payable  to a bank  bearing  interest
    at a fixed  rate of 10.6%,  due
    January 31, 1998, secured by land                    804,453       854,298

    Note  payable  to a bank  bearing  interest
    at a fixed  rate of 10.6%,  due
    January 31, 1998, secured by land                    324,227       324,227

    Note  payable  to a bank  bearing  interest
    at a fixed  rate of 10.6%,  due
    January 31, 1998, secured by land                    235,382       235,382

    Note  payable to a bank  bearing  interest
    at the Prime Rate + 1%, due March
    31, 1996, secured by land and buildings                --        6,402,000

                                                     -----------   -----------
                                                     $22,650,861   $22,839,940
                                                     ===========   ===========


The Prime Rate was 8.25% at June 30, 1996 and was 8.5% at December 31, 1995.

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long term debt is approximately $26,200,000.

- ------------------------------------------

Subsequent to June 30, 1996, the Lakeshore/University II Joint Venture, of which the Partnership owns a 69% interest, obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. The repayment of principal will be amortized over 12 years. The proceeds from the loans were used to pay off the Joint Venture's current debt financings of approximately $16.8 million which bore interest at a fixed rate of 10.6% and fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes that were paid off was approximately $11,600,000 or 69%. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

5. Related Party Transactions
- -----------------------------

Property management fees of $169,094 and $159,899 for the six months ended June 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,218 and $3,359 as a repair and maintenance fee during the six months ended June 30, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

As permitted by the Partnership Agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                        1996                     1995
                                        ----                     ----

Administrative                        $107,924                 $104,350
Leasing                                113,311                   79,466
Property manager                       155,519                  159,261
Other                                   12,173                    4,685
                                      --------                 --------
                                      $388,927                 $347,762
                                      ========                 ========


6. Reclassification of 1995 Financial Statements
- ------------------------------------------------

Certain  reclassifications  have  been  made  to the  June  30,  1995  financial
statements   to   conform   with   June   30,   1996   classifications.    These
reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                          1996         1995
                                                          ----         ----

Wholly-owned Properties
- -----------------------

Commonwealth Business Center Phase II                       69%         100%

University Business Center Phase I                          95%          91%

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership% at June 30, 1996)
- ----------------------------------------------------

The Willows of Plainview Phase II (90%)                     94%          89%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                         See below    See below
                                                            (1)          (1)

Property Owned in Joint Venture with
NTS-Properties Plus Ltd. (Ownership% at June 30, 1996)
- ------------------------------------------------------

University Business Center Phase II
(See L/U II Joint Venture below)                         See below    See below
                                                            (1)          (1)

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at June 30, 1996)
- ---------------------------------------------

Lakeshore Business Center Phase I (69%)                     99%          83%

Lakeshore Business Center Phase II (69%)                    80%          82% (2)

University Business Center Phase II (69%)                  100%         100%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding this change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

- ---------------------------------

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1996 and 1995 was as follows:

                                        Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                             --------            --------

                                         1996      1995      1996       1995
                                         ----      ----      ----       ----
  Wholly-owned Properties
  -----------------------

 Commonwealth Business Center
   Phase II                            $106,235  $177,279  $231,969  $354,725

 University Business Center
   Phase I                             $351,367  $356,408  $714,173  $695,582

 Properties Owned in Joint Venture
 with NTS-Properties IV (Ownership %
 at June 30, 1996)
 -----------------------------------

 The Willows of Plainview
   Phase II (90%)                      $287,906  $261,363  $569,558  $517,161

 Lakeshore Business Center
   Phase I
 (See L/U II Joint Venture below)         N/A       N/A       N/A     $74,043(1)

 Property Owned in Joint Venture
 with NTS-Properties Plus Ltd.
 (Ownership % at June 30, 1996)
 ------------------------------

 University Business Center
   Phase II
 (See L/U II Joint Venture below)         N/A       N/A       N/A     $17,263(1)

 Properties Owned Through
 Lakeshore/University II
 Joint Venture (L/U II Joint Venture)
 (Ownership % at June 30, 1996)
 ------------------------------

 Lakeshore Business Center
   Phase I (69%)                       $245,034  $191,004  $482,169  $321,675

 Lakeshore Business Center
   Phase II (69%)                      $197,722  $222,096  $379,413  $361,733(2)

 University Business Center
   Phase II (69%)                      $210,821  $206,318  $415,874  $355,248

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1)During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to June 30, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

- ---------------------------------

The 31% decrease in occupancy at Commonwealth Business Center Phase II from June 30, 1995 to June 30, 1996 is a result of four tenant move-outs totalling approximately 22,000 square feet. Included in this total is one tenant of 1,600 square feet which vacated at the end of the lease term. The other three tenants, who had occupied approximately 20,000 square feet, vacated the premises prior to the end of the lease terms. Two of the three tenants, who occupied approximately 19,000 square feet, exercised termination options. The third tenant, who had occupied approximately 1,000 square feet, continued to pay rent through the end of its lease term (February 1996). There was no accrued income associated with these leases. Partially offsetting the move-outs are two new leases for 3,200 square feet. See the following paragraph for information regarding leasing activity at the business center. Average occupancy for both the three months and six months ended June 30 decreased from 100% (1995) to 67% (1996). The decrease in rental and other income at Commonwealth Business Center Phase II for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is a result of the decrease in average occupancy. Partially offsetting the decrease in rental and other income is an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

A new five year lease has been signed at Commonwealth Business Center Phase II for approximately 14,000 square feet. The tenant took occupancy during the third quarter of 1996 and has reimbursed the Partnership for the cost of the tenant improvements made to its leased space. With this new lease, the business center's occupancy improves to 89%.

The 4% increase in occupancy at University Business Center Phase I from June 30, 1995 to June 30, 1996 is a result of five new leases totalling approximately 8,000 square feet. Partially offsetting the new leases is a tenant move-out of approximately 2,500 square feet at the end of the lease term and one tenant, who occupied approximately 2,800 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. Accrued income of approximately $3,800 associated with this lease was written-off as uncollectible. Average occupancy at University Business Center Phase I for the three months and six months ended June 30 increased from 90% (1995) to 95% (1996). The increase in rental and other income at University Business Center Phase I for the six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the increase in average occupancy. The change in rental and other income for the three month period at University Business Center Phase I was not significant.

The Willows of Plainview Phase II's occupancy increased from 89% as of June 30, 1995 to 94% as of June 30, 1996. Average occupancy increased from 90% (1995) to 95% (1996) for the six months ended June 30 and from 92% (1995) to 93% (1996) for the three month period. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in average occupancy, an increase in rental rates, along with an increase in income from fully furnished units resulted in an increase in rental and other income at The Willows of Plainview Phase II for the three months and six months ended June 30, 1996 as compared to the same periods in 1995. Fully furnished units are apartments which rent at an additional premium above base rent.

The 16% increase in occupancy at Lakeshore Business Center Phase I from June 30, 1995 to June 30, 1996 can be attributed to eight new leases, totalling approximately 20,400 square feet which includes approximately 6,900 square feet in expansions by three current tenants. The new leases and expansions are

- ---------------------------------

partially offset by two tenants, who occupied a total of approximately 3,400 square feet, vacating the premises at the end of the lease terms. Average occupancy for the six months ended June 30 increased from 79% (1995) to 98%
(1996) and from 80% (1995) to 98% (1996) for the three month period. The increase in rental and other income at Lakeshore Business Center Phase I for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is primarily due to the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income for the six month period is partially offset by the Partnership's decreased ownership in Lakeshore Business Center Phase I. (See below for a discussion regarding this change.)

The 2% decrease in occupancy at Lakeshore Business Center Phase II from June 30, 1995 to June 30, 1996 can be attributed to four tenant move-outs totalling approximately 11,000 square feet and a downsizing by a current tenant of its existing space by approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,100 square feet, represent tenants who vacated the premises prior to the end of the lease term but are continuing to pay rent through the end of the lease term (September 1996 and August 1997). The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 4,500 square feet, vacated the premises at the end of the lease term. Partially offsetting the tenant move-outs are three new leases totalling approximately 13,800 square feet and a 3,600 square foot expansion by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase II decreased for the six months ended June 30 from 80% (1995) to 76% (1996) and from 81% (1995) to 80% (1996)
for the three month period. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Overall, rental and other income decreased at Lakeshore Business Center Phase II during the six month period primarily due to the decrease in average occupancy. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II, however, increased for the six months ended June 30, 1996 as compared to the same period in 1995. This is due to the fact that the Partnership obtained an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture on January 23, 1995. (See below for a discussion regarding this change.)

As of June 30, 1996, Lakeshore Business Center Phase II had approximately 3,400 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the third quarter. With this new lease, the business center's occupancy should improve to 83%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 52,000 square feet (or 67%) of University Business Center Phase II. Of the total being sub-leased, approximately 41,000 square feet (or 79%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase
I). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33-month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in 1998. At this time, it is not known whether the other sublessees will sign lease renewals with the Joint Venture.

- ---------------------------------

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of the Partnership's increased ownership in the business center. (See below for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II decreased for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of a decrease in common area expense reimbursements. The tenant reimburses the Partnership for common area expenses as part of the lease agreement. The decrease in rental and other income is partially offset by a rent escalation based upon an increase in the consumer price index. The change in rental and other income at University Business Center Phase II for the three month period was not significant.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1996 and 1995. As of June 30, 1996, there were no on-going cases.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section of this item for a discussion regarding the cash requirements of the Partnership's current debt financings.

The decrease in interest and other income for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is primarily the result of approximately $21,600 in interest income being recognized during the second quarter of 1995 on a receivable from a tenant at University Business Center Phase I. Interest income was not recognized until the receivable had been paid in full due to the length of time it had taken the tenant to reimburse the Partnership.

Interest and other income also includes interest earned from investments made by the Partnership with cash reserves. The decrease in interest income for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is also a result of a decrease in cash reserves available for investment.

Operating expenses increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 due to increased expenses associated with fully furnished units at The Willows of Plainview Phase II and increased exterior painting costs at University Business Center Phase I. The increase in operating expenses for the six month period can also be attributed to an increase in vacant suite utilities at Commonwealth Business Center Phase II and is also the result of the Partnership acquiring an interest in the Lakeshore/University II Joint Venture in January 1995. (See below for a discussion regarding the Joint Venture.) The increase in operating expenses for the three month period is also due to increased utility costs at Lakeshore Business Center Phase II and University Business Center Phase II. Operating expenses at Lakeshore Business Center Phase I remained fairly constant during the three month period.

The increase in operating expenses - affiliated for the six months ended June 30, 1996 as compared to the same period in 1995 is due primarily to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase in operating expenses - affiliated for the six month period is partially offset by decreases in property management costs at the Partnership's other properties and a decrease in leasing costs at University Business Center Phase I. The change in operating expenses - affiliated for the three month period was not significant. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in the amortization of capitalized leasing costs for the six months ended June 30, 1996 as compared to the same period in 1995 is due to the fact that costs capitalized during start-up at University Business Center Phase II became fully amortized at the end of 1995. The change in the amortization of capitalized leasing costs for the three month period was not significant.

The increase in interest expense for the six months ended June 30, 1996 as compared to the same period in 1995 is primarily the result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase in interest expense for the six month period is partially offset by lower interest rates on the permanent financings obtained in January 1996 (secured by University Business Center Phase I and Commonwealth Business Center Phase II). The decrease in interest expense for the three month period ended June 30, 1996 as compared to the same period in 1995 is also a result of these lower interest rates. See the Liquidity and Capital Resources section of this item for a discussion of these permanent financings.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees for the six month period can also be attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).
The increase in real estate taxes for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is a result of an increased assessment for Commonwealth Business Center Phase II. The increase in real estate taxes for the six month period is also a result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The decrease in professional and administrative expenses for the six months ended June 30, 1996 as compared to the same period in 1995 is due to decreased outside legal fees. The change in professional and administrative expenses for the three month period was not significant.

The change in professional and administrative expenses - affiliated for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has decreased for the three months and six months ended June 30, 1996 as a result of a portion of the Partnership's assets (primarily tenant finish improvements) having become fully depreciated. The decrease in depreciation and amortization for the six month period is partially offset by the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $41,400,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities was $419,624 and $301,559 for the six months ended June 30, 1996 and 1995, respectively. No distribution has been declared since the three months ended March 31, 1994 as a result of a loan covenant (the $6,402,000 note payable - balance as of December 31, 1995) which required the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The note payable was repaid in January 1996 (see below for a further discussion). The Partnership plans to resume distributions once the Partnership has

- -------------------------------------------

established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at June 30) were $220,310 and $445,114 at June 30, 1996 and 1995, respectively.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed on January 23, 1995 among the Partnership, NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

  On January 29, 1996, the Partnership obtained permanent financing from a bank totalling $1,600,000 with $200,000 held for future fundings. The outstanding balance at June 30, 1996 was $1,378,522. The mortgage payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). The remaining $200,000 will be disbursed by February 1, 1999 in one additional advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years, 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and 4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On January 31, 1996, the Partnership obtained permanent financing from an insurance company totalling $5,100,000. The outstanding balance at June 30, 1996 was $5,012,292. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The proceeds of these permanent financings were used to retire the Partnership's note payable, which had a balance of $6,352,000, to fund loan closing costs and to increase the Partnership's cash reserves.

As of June 30, 1996, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, had two mortgage loans each with an insurance company in the amount of $3,244,538 and $1,937,037. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of June 30, 1996 was $4,649,945 ($2,911,648 and $1,738,297). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of June 30, 1996, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,132,000, $5,668,000, $1,162,000, $468,333 and $340,000.
The notes are a liability of the Joint Venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at

- -------------------------------------------

June 30, 1996 was  $6,322,084,  $3,923,956,  $804,453,  $324,227  and  $235,382,
respectively. As part of the loan agreements with the banks, the Joint Venture was required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. The Joint Venture met this funding requirement in 1995. In 1996, all funds in the escrow account had been released. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the Joint Venture. Principal payments required on the $9,132,000, $5,668,000 and $1,162,000 notes are as follows:

a)12 monthly payments of $3,000 each, the first of which was due at closing. The second through 12th payments were due on the first day of February through December 1995.
b)12 monthly payments of $12,000 each, commencing on January 1, 1996 through December 1, 1996.
c)13 monthly payments of $15,000 each, commencing on January 1, 1997 through January 1, 1998.
d) Balloon payment due at maturity on January 31, 1998.

Subsequent to June 30, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,779,000 and $5,600,000). The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. The repayment of principal will be amortized over 12 years, with monthly payments of principal and interest totalling approximately $190,000. The proceeds from the loans were used to pay off the Joint Venture's current debt financings of approximately $16.8 million which bore interest at a fixed rate of 10.6% and fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes that were paid off was approximately $11,600,000 or 69%. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by the loan agreements discussed above. Cash flows provided by investing activities were the result of a release of these escrow funds. Cash flows provided by financing activities are from debt refinancings. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership units. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the changes resulting from the investment in the L/U II Joint Venture. The Partnership also expects a change in the cost of capital resources as a result of the new financings which are secured by Commonwealth Business Center Phase II, University Business Center Phase I and the assets of the L/U II Joint Venture as discussed above.

Due to the fact that no distributions were made during the six months ended June 30, 1996 and 1995, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

- -------------------------------------------

As of June 30, 1996, the Partnership has accrued approximately $153,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at June 30, 1996 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of June 30, 1996.

As of June 30, 1996, the L/U II Joint Venture had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000). The Partnership's proportionate share of the net commitment($200,000 less $92,000) is approximately $75,000 or 69%.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1996.

Subsequent to June 30, 1996, the Partnership entered into a contract in the amount of approximately $140,000 for the replacement of the roof at Commonwealth Business Center Phase II. The project is expected to be completed during the third quarter.

    In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the principal and interest payments required on the permanent mortgages obtained by the Partnership in January 1996, principal payments which will be required on the new debt financings of the L/U II Joint Venture and the commitment made for a special tenant finish allowance (see above). Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. The Partnership also expects a demand on future liquidity based on 60,685 square feet in leases expiring from July 1, 1996 to June 30, 1997 (Commonwealth Business Center Phase II - 22,875 square feet, University Business Center Phase I - 12,550 square feet, Lakeshore Business Center Phase I - 9,067 square feet and Lakeshore Business Center Phase II - 16,193 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership was able to repurchase 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Partnership funded the Interest Repurchase Reserve from cash reserves. The Partnership is currently contemplating an additional funding to its Interest Repurchase Reserve in the near term.

- -------------------------------------------

It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Thefollowing describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. At University Business Center Phases I and II in Orlando, Florida, the Partnership has an on-site leasing agent, an employee of NTS Development Company, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations at Lakeshore Business Center Phases I and II are handled by a leasing agent, an employee of NTS Development Company, located at the Lakeshore Business Center development. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, employees of NTS Development Company, who handle all on-site visitsfrom potential tenants, make visits to local companies to promote fully furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

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

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1996 in the land held for development is approximately $1.1 million. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

PART II. OTHER INFORMATION


1. Legal Proceedings

     None

2. Changes in Securities

     None

3. Defaults upon Senior Securities

     None

4. Submission of Matters to a Vote of Security Holders

     None

5. Other Information

     None

6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit 27. Financial Data Schedule

     (b) Reports on Form 8-K

          Form 8-K was filed May 14, 1996 to report in Item 5 that the Lakeshore/University II Joint Venture had obtained a commitment for permanent financing from an insurance company totalling $17,400,000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NTS-PROPERTIES V,
                                              a Maryland Limited Partnership
                                                      (Registrant)

                                       BY:    NTS-Properties Associates V
                                              BY:   NTS Capital Corporation,
                                                    General Partner


                                                    /s/John W. Hampton
                                                       John W. Hampton
                                                       Senior Vice President


Date:    August 13  , 1996