Form 10-Q
period 1996-09-30
NTS PROPERTIES V
filed 1996-11-14
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 September 30, 1996
                                ------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ---------------          ----------------


Commission File Number                       0-13400
                       --------------------------------------------------------


                NTS-PROPERTIES V, a Maryland Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                    61-1051452
------------------------------------     ---------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10172 Linn Station Road
Louisville, Kentucky                                       40223
------------------------------------     ---------------------------------------
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number,
including area code                                    (502) 426-4800
                                         ---------------------------------------



                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                Yes       X      No


Exhibit Index:    See page 19
Total Pages:      20

                                TABLE OF CONTENTS

                                                                       Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of September 30, 1996 and December 31, 1995                  3

         Statements of Operations
           For the three months and nine months ended
           September 30, 1996 and 1995                                     4

         Statements of Cash Flows
           For the three months and nine months ended
           September 30, 1996 and 1995                                     5

         Notes to Financial Statements                                   6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-18

                                     PART II

1.       Legal Proceedings                                                19
2.       Changes in Securities                                            19
3.       Defaults upon Senior Securities                                  19
4.       Submission of Matters to a Vote of Security Holders              19
5.       Other Information                                                19
6.       Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                               As of                            As of
                                                                         September 30, 1996              December 31, 1995*
                                                                    ----------------------------    --------------------------


ASSETS
   Cash and equivalents                                                $           499,138                $            218,331
   Cash and equivalents - restricted                                               438,629                              56,318
   Accounts receivable, net of
      allowance for doubtful accounts of
      $31,188 (1996) and $53,582 (1995)                                            666,330                             766,624
   Land, buildings and amenities, net                                           25,316,191                          26,149,956
   Assets held for development, net                                              3,470,429                           3,585,818
   Other assets                                                                  1,020,059                             760,426
                                                                       -------------------                --------------------

                                                                       $        31,410,776                $         31,537,473
                                                                       ===================                ====================

LIABILITIES AND PARTNERS' EQUITY
   Mortgages and notes payable                                         $        22,938,434                $         22,839,940
   Accounts payable - operations                                                   414,571                             365,431
   Accounts payable - construction                                                 236,871                             231,566
   Security deposits                                                               156,285                             147,330
   Other liabilities                                                               452,871                              35,717
                                                                       -------------------                --------------------

                                                                                24,199,032                          23,619,984

   Partners' equity                                                              7,211,744                           7,917,489
                                                                       -------------------                --------------------

                                                                       $        31,410,776                $         31,537,473
                                                                       ===================                ====================



                                          Limited           General
                                         Partners           Partner              Total
                                      -------------       -------------       ------------
PARTNERS' EQUITY
Capital contributions,
  net of offering costs               $ 30,582,037        $        100        $ 30,582,137
Net income (loss) - prior
  years                                 (7,124,963)             41,828          (7,083,135)
Net loss - current year                   (642,289)             (6,488)           (648,777)
Cash distributions
  declared to date                     (15,389,204)           (155,527)        (15,544,731)
Repurchase of limited
  partnership units                        (93,750)                 --             (93,750)
                                      ------------        ------------        ------------

Balances at September 30, 1996        $  7,331,831        $   (120,087)       $  7,211,744
                                      ============        ============        ============



* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended                         Nine Months Ended
                                                      September 30,                              September 30,
                                          --------------------------------------     --------------------------------------

                                                1996                  1995                 1996                 1995
                                          -----------------     ----------------     -----------------    -----------------
REVENUES:
  Rental income, net of provision
  for doubtful accounts of $3,110
   (1996) and $30,605 (1995)              $       1,466,449     $      1,345,168     $       4,253,047    $       4,007,560
  Interest and other income                           6,869                8,091                19,406               51,834
                                          -----------------     ----------------     -----------------    -----------------

                                                  1,473,318            1,353,259             4,272,453            4,059,394

EXPENSES:
  Operating expenses                                297,674              271,105               795,761              711,512
  Operating expenses - affiliated                   126,624              127,001               388,122              384,092
 Write-off of unamortized loan
  costs                                              50,118                   --                50,118                   --
  Amortization of capitalized
     leasing costs                                    5,225                8,978                13,532               24,735
  Interest expense                                  476,080              575,755             1,543,009            1,619,623
  Management fees                                    85,068               80,490               254,162              240,389
  Real estate taxes                                 139,884              143,095               408,824              391,613
  Professional and administrative
     expenses                                        25,307               41,430                79,884              103,527
  Professional and administrative
     expenses - affiliated                           43,549               39,954               122,348              117,733
  Depreciation and amortization                     414,843              452,229             1,265,470            1,348,836
                                          -----------------     ----------------     -----------------    -----------------

                                                  1,664,372            1,740,037             4,921,230            4,942,060
                                          -----------------     ----------------     -----------------    -----------------

Net loss                                  $        (191,054)    $       (386,778)    $        (648,777)   $        (882,666)
                                          =================     ================     =================    =================

Net loss allocated to the limited
  partners                                $        (189,143)    $       (382,910)    $        (642,289)   $        (873,839)
                                          =================     ================     =================    =================

Net loss per limited partnership
  unit                                    $          (5.31)     $        (10.67)     $         (17.97)    $         (24.35)
                                          =================     ================     =================    =================

Weighted average number of units                    35,647               35,876                35,748               35,876
                                          =================     ================     =================    =================





                                NTS-PROPERTIES V
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                        ----------------------------    ----------------------------

                                                            1996             1995          1996            1995
                                                        ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (191,054)    $  (386,778)    $  (648,777)    $  (882,666)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
      Provision for doubtful accounts                         3,110          21,285           3,110          30,605
    Write-off of unamortized loan
      costs                                                  50,118              --          50,118              --
      Amortization of capitalized leasing
        costs                                                 5,225           8,978          13,532          24,735
      Depreciation and amortization                         414,843         452,229       1,265,470       1,348,836
      Changes in assets and liabilities:
        Cash and equivalents - restricted                  (125,733)       (126,432)       (396,032)       (278,115)
        Accounts receivable                                 (17,326)          4,728          97,184         116,830
        Other assets                                         17,308          23,347        (100,880)         55,977
        Accounts payable - operations                        18,394          26,837          49,140          14,153
        Security deposits                                     9,902           1,722           8,955           4,139
        Other liabilities                                   154,561         161,283         417,154          54,107
                                                        -----------     -----------     -----------     -----------

   Net cash provided by operating
      activities                                            339,348         187,199         758,974         488,601
                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                               (134,656)         (1,154)       (264,509)        (31,865)
Increase in cash and equivalents -
   restricted                                                    --            (499)             --         (79,229)
Decrease in cash and equivalents -
  restricted                                                     --          19,132          13,721          19,132
                                                        -----------     -----------     -----------     -----------

   Net cash provided by (used in)
      investing activities                                 (134,656)         17,479        (250,788)        (91,962)
                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                            12,046,020              --      18,546,020              --
Principal payments on mortgages and
  notes payable                                         (11,758,447)       (180,522)    (18,447,526)       (554,381)
Capital contribution by a joint
  venture partner                                                --              --              --         519,225
Additions to loan costs                                    (206,417)             --        (268,903)        (99,813)
Repurchase of limited partnership
  units                                                      (7,020)             --         (56,970)             --
                                                        -----------     -----------     -----------     -----------

   Net cash provided by (used in)
      financing activities                                   74,136        (180,522)       (227,379)       (134,969)
                                                        -----------     -----------     -----------     -----------

  Net increase in cash and equivalents                      278,828          24,156         280,807         261,670

CASH AND EQUIVALENTS, beginning of
   period                                                   220,310         445,114         218,331         207,600
                                                        -----------     -----------     -----------     -----------

CASH AND EQUIVALENTS, end of period                     $   499,138     $   469,270     $   499,138     $   469,270
                                                        ===========     ===========     ===========     ===========

Interest paid on a cash basis                           $   502,490     $   578,414     $ 1,582,947     $ 1,621,586
                                                        ===========     ===========     ===========     ===========

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1996 and 1995.

1.    Cash and Equivalents - Restricted

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

3.    Interest Repurchase Reserve

      On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under
      Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership repurchased 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. On August 30, 1996, the Partnership elected to fund an additional $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase an additional 370 Units at a price of $135 per Unit. As of September 30, 1996, 422 Units have been repurchased. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.



             (Notes to Financial Statements continued on next page)

4.    Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:


                                                 September 30,     December 31,
                                                     1996             1995
                                                 ------------    ---------------


     Mortgage  payable with an insurance
     company bearing interest at a fixed
     rate of 7.65%, due February 1, 2008,
     secured by land and building                $  4,945,031    $           --

     Mortgage  payable with an insurance
     company bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   4,153,913                --

     Mortgage  payable with an insurance
     company bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   3,981,551                --

     Mortgage  payable with an insurance
     company bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   3,860,898                --

     Mortgage  payable with an insurance
     company bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and
     amenities                                      2,902,144         2,929,404

     Mortgage  payable with an insurance
     company bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and
     amenities                                      1,732,623         1,748,897

     Note payable with a bank bearing
     interest at the Prime Rate, due
     February 1, 2009, secured by land and
     building                                       1,362,274                --

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land and building                --         6,371,930

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land and building                --         3,973,802

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                             --           854,298

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                             --           324,227

                              (continued next page)

  4. Mortgages and Notes Payable - Continued


                                           September 30,       December 31,
                                               1996                1995
                                         ----------------    ---------------

     Note payable to a bank bearing
     interest at a fixed rate of 10.6%,
     due January 31, 1998, secured by
     land                                 $           --      $     235,382

     Note  payable to a bank  bearing
     interest at the Prime Rate + 1%,
     due March 31, 1996, secured by
     land and buildings                               --           6,402,000
                                          ----------------    --------------
                                          $   22,938,434      $   22,839,940
                                          ================    ==============


      The Prime Rate was 8.25% at September 30, 1996 and was 8.5% at December 31, 1995.

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long term debt is approximately $24,600,000.

5.    Related Party Transactions

      Property management fees of $254,162 and $240,389 for the nine months ended September 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $14,747 and $6,157 as a repair and maintenance fee during the nine months ended September 30, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                  1996                    1995
                           -----------------        ----------------

      Administrative        $         163,425       $        156,174
      Leasing                         167,680                123,258
      Property manager                234,029                242,617
      Other                            23,604                  8,092
                           ------------------       ----------------

                           $          588,738       $        530,141
                           ==================       ================


6.    Reclassification of 1995 Financial Statements

      Certain reclassifications have been made to the September 30, 1995 financial statements to conform with September 30, 1996 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:




                                                        1996            1995
                                                        ----            ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II                     90%             68%

University Business Center Phase I                        98%             92%

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership % at
September 30, 1996)
--------------------------------------

The Willows of Plainview Phase II (90%)                   96%             94%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                    See below       See below
                                                          (1)             (1)

Property Owned in Joint Venture with
NTS-Properties Plus Ltd. (Ownership % at
September 30, 1996)
----------------------------------------

University Business Center Phase II
(See L/U II Joint Venture below)                    See below       See below
                                                          (1)             (1)

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at September
30, 1996)
----------------------------------------

Lakeshore Business Center Phase I (69%)                   97%             87%

Lakeshore Business Center Phase II (69%)                  83%             73%(2)

University Business Center Phase II (69%)                100%            100%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding this change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1996 and 1995 was as follows:


                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                   --------------------  -----------------------

                                      1996       1995       1996        1995
                                   ---------  ---------  ----------  -----------
Wholly-owned Properties
-----------------------

Commonwealth Business Center
  Phase II                         $160,983   $ 129,221  $  392,953  $  483,946

University Business Center
  Phase I                          $355,076   $ 333,331  $1,069,250  $1,028,913

Properties Owned in Joint
Venture with NTS-Properties IV
(Ownership % at September 30,
1996)
-------------------------------

The Willows of Plainview
  Phase II (90%)                   $303,860   $ 276,554  $  873,419  $  793,715

Lakeshore Business Center
  Phase I
(See L/U II Joint Venture below)        N/A         N/A         N/A  $   74,043
                                                                            (1)
Property Owned in Joint Venture
with NTS-Properties Plus Ltd.
(Ownership % at September 30,
1996)
------------------------------

University Business Center
  Phase II
(See L/U II Joint Venture below)        N/A         N/A         N/A  $   17,263
                                                                            (1)
Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at September 30,
1996)
------------------------------

Lakeshore Business Center
  Phase I (69%)                    $237,867   $ 197,505  $  720,035  $  519,180

Lakeshore Business Center
  Phase II (69%)                   $201,317   $ 205,733  $  580,731  $  567,466
                                                                            (2)

University Business Center
  Phase II (69%)                   $210,762   $ 206,613  $  626,636  $  561,861

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to September 30, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

---------------------------------

The 22% increase in occupancy at Commonwealth Business Center Phase II from September 30, 1995 to September 30, 1996 is a result of three new leases totalling approximately 17,000 square feet. Included in this total is a five-year lease for approximately 14,000 square feet. Partially off-setting the new leases are three tenant move-outs totalling approximately 4,200 square feet. Two of the tenants, which occupied 3,200 square feet, vacated the premises at the end of the lease terms. The third tenant, which had occupied approximately 1,000 square feet, continued to pay rent through the end of its lease term (February 1996). There was no accrued income associated with this lease. Average occupancy increased from 80% (1995) to 90% (1996) for the three months ended September 30 and decreased from 93% (1995) to 75% (1996) for the nine month period. The decrease in rental and other income at Commonwealth Business Center Phase II for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily the result of the decrease in average occupancy for the period partially offset by an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements. The increase in rental and other income at Commonwealth Business Center Phase II for the three month period is primarily the result of the increase in average occupancy and an increase in common area expense reimbursements.

The 6%  increase  in  occupancy  at  University  Business  Center  Phase  I from
September 30, 1995 to September 30, 1996 is a result of seven new leases totalling approximately 14,000 square feet. Partially offsetting the new leases are four tenant move-outs of approximately 8,900 square feet. Approximately 4,400 square feet represents two tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,700 square feet, represents a tenant who vacated prior to the end of the lease term. The move-out was the result of a downsizing by the tenant's parent company. The tenant has paid the Partnership a lease termination fee of approximately $5,800 (recorded as rental income). There was no accrued income associated with this lease. The fourth tenant, who occupied approximately 2,800 square feet, vacated the premises prior to the end of the lease term due to bankruptcy. Accrued income of approximately $3,800 associated with this lease was written-off as uncollectible. Average occupancy at University Business Center Phase I increased from 92% (1995) to 97% (1996) for the three months ended September 30 and increased from 91% (1995) to 96% (1996) for the nine month period. The increase in rental and other income at University Business Center Phase I for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy increased from 94% as of September 30, 1995 to 96% as of September 30, 1996. Average occupancy increased from 91%
(1995) to 95% (1996) for the nine months ended September 30 and increased from 93% (1995) to 96% (1996) for the three month period. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in average occupancy, an increase in rental rates, along with an increase in income from fully furnished units resulted in an increase in rental and other income at The Willows of Plainview Phase II for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995. Fully furnished units are apartments which rent at an additional premium above base rent.

The 10% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1995 to September 30, 1996 can be attributed to seven new leases, totalling approximately 19,500 square feet which includes approximately 6,900 square feet in expansions by three current tenants. The new leases and expansions are partially offset by three tenants, who occupied a total of approximately 5,200 square feet, vacating the premises at the end of the lease terms. Average occupancy for the nine months ended September 30 increased from 81% (1995) to 98%

---------------------------------

(1996) and increased from 84% (1995) to 97% (1996) for the three month period. The increase in rental and other income at Lakeshore Business Center Phase I for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income for the nine month period is partially offset by the Partnership's decreased ownership in Lakeshore Business Center Phase I. (See below for a discussion regarding this change.)

Subsequent to September 30, 1996, an approximately 5,000 square foot tenant vacated Lakeshore Business Center Phase I prior to the end of the lease term. As a result of this tenant move-out, the business center's occupancy has decreased to 92%.

The 10% increase in occupancy at Lakeshore Business Center Phase II from September 30, 1995 to September 30, 1996 can be attributed to three new leases totalling approximately 13,800 square feet and expansions by two current tenants totalling approximately 7,000 square feet. Partially offsetting the new leases are two tenant move-outs totalling approximately 5,100 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. The move-outs represent tenants who vacated prior to the end of the lease term but are continuing to pay rent through the end of the lease term (September 1996 and August 1997). Average occupancy at Lakeshore Business Center Phase II increased from 77% (1995) to 81% (1996) for the three months ended September 30 and decreased from 79% (1995) to 78% (1996) for the nine month period. Overall, rental and other income decreased at Lakeshore Business Center Phase II for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily as a result of a decrease in rental rates on lease renewals. As discussed in prior filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than current market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II, however, increased for the nine months ended September 30, 1996 as compared to the same period in 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture (L/U II Joint Venture) on January 23, 1995. (See below for a discussion regarding the Joint Venture.) Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant for the three month period ended September 30, 1996 as compared to the same period in 1995.

As of September 30, 1996, Lakeshore Business Center Phase II had approximately 3,900 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the fourth quarter of 1996. With this new lease, the business center's occupancy should improve to 87%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. PCA has currently sub-leased approximately 70,000 square feet (or 91%) of University Business Center Phase II to three tenants. Of the total being sub-leased, approximately 59,000 square feet (or 84%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33- month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period which began January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in 1998. At this time, it is not known whether the other sublessees will sign lease renewals with the Joint Venture.

---------------------------------

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of the Partnership's increased ownership in the business center. (See below for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II decreased for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of a decrease in common area expense reimbursements. The tenant reimburses the Partnership for common area expenses as part of the lease agreement. The decrease in rental and other income for the nine month period is partially offset by a rent escalation based upon an increase in the consumer price index. The change in rental and other income at University Business Center Phase II for the three month period was not significant.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1996 and 1995.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section of this item for a discussion regarding the cash requirements of the Partnership's current debt financings.

The decrease in interest and other income for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily the result of approximately $21,600 in interest income being recognized during the second quarter of 1995 on a receivable from a tenant at University Business Center Phase I. Interest income was not recognized until the receivable had been repaid in full due to the length of time it had taken the tenant to reimburse the Partnership. Interest and other income also includes interest earned from investments made by the Partnership with cash reserves. The decrease in interest income for the nine months ended September 30, 1996 as compared to the same period in 1995 is also a result of a decrease in cash reserves available for investment. The change in interest income for the three month period was not significant.

Operating expenses increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 due to increased expenses associated with fully furnished units at The Willows of Plainview Phase II and increased legal fees at Lakeshore Business Center Phase I. The increase in operating expenses for the nine month period can also be attributed to an increase in vacant suite utilities at Commonwealth Business Center Phase II, increased exterior painting costs at University Business Center Phase I and increased utilities and repairs and maintenance costs at Lakeshore Business Center Phase II. The increase in operating expenses for the nine month period is also the result of the Partnership acquiring an interest in the Lakeshore/University II Joint Venture in January 1995. (See below for a discussion regarding the Joint Venture.) Partially offsetting the increase in operating expenses for the three month and nine month periods are decreased exterior painting costs and decreased carpet and wallcovering replacement costs at the Willows of Plainview Phase II and decreased janitorial costs at University Business Center Phase II.

The change in operating expenses - affiliated for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1996 write-off of unamortized loan costs relate to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to

---------------------------------

their maturity (January 31, 1998). See the Liquidity and Capital Resources section of this item for further discussion.

The decrease in the amortization of capitalized leasing costs for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to the fact that costs capitalized during start-up at University Business Center Phase II became fully amortized at the end of 1995.

Interest expense has decreased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 primarily as the result of lower interest rates on the permanent financings obtained by the Partnership in January 1996 (secured by University Business Center Phase I and Commonwealth Business Center Phase II) and obtained by the L/U II Joint Venture in July 1996 (secured by the assets of the Joint Venture). See the Liquidity and Capital Resources section of this item for a discussion of these permanent financings. The decrease in interest expense for the nine month period is partially offset by the Partnership acquiring an interest in the L/U II Joint Venture in January 1996 (discussed below).

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees for the nine month period can also be attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes for the nine months ended September 30, 1996 as compared to the same period in 1995 is a result of an increased assessment for University Business Center Phase I and Lakeshore Business Center Phase I. The increase in real estate taxes for the nine month period is also a result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The change in real estate taxes for the three month period was not significant.

The decrease in professional and administrative expenses for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to decreased outside legal fees.

The change in professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant. Professional and administrative expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has decreased for the three months and nine months ended September 30, 1996 as a result of a portion of the Partnership's assets (primarily tenant finish improvements) having become fully depreciated. The decrease in depreciation and amortization for the nine month period is partially offset by the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $41,400,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $758,974 and $488,601 for the nine months ended September 30, 1996 and 1995, respectively. No distribution has been declared since the three months ended March 31, 1994 as a result of a loan covenant (the $6,402,000 note payable - balance as of December 31, 1995) which required the Partnership to have $500,000 remaining in cash or cash equivalents

-------------------------------------------

(excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The note payable was repaid in January 1996 (see below for a further discussion). The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at September 30) were $499,138 and $469,270 at September 30, 1996 and 1995, respectively.

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

On January 29, 1996, the Partnership obtained permanent financing from a bank totalling $1,600,000 with $200,000 held for future fundings. The outstanding balance at September 30, 1996 was $1,362,274. The mortgage payable is due
February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). The remaining $200,000 will be disbursed by February 1, 1999 in one additional advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years, 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and 4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On January 31, 1996, the Partnership obtained permanent financing from an insurance company totalling $5,100,000. The outstanding balance at September 30, 1996 was $4,945,031. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The proceeds of these permanent financings were used to retire the Partnership's note payable, which had a balance of $6,352,000, to fund loan closing costs and to increase the Partnership's cash reserves.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at September 30, 1996 were $6,000,163, $5,751,193 and $5,576,915, respectively. The loans are recorded a liability of the Joint Venture. The Partnership's proportionate share in the loans at September 30, 1996 was $4,153,913, $3,981,551 and $3,860,898, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans

-------------------------------------------

were used to pay off the Joint Venture's notes payable of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes that were paid off was approximately $11,600,000 or 69%. The notes which were paid-off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

As of September 30, 1996, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, had two mortgage loans each with an insurance company in the amount of $3,232,866 and $1,930,069. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of September 30, 1996 was $4,634,767 ($2,902,144 and $1,732,623). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also include cash which was being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows provided by investing activities were the result of a release of these escrow funds. Cash flows provided by financing activities are from debt refinancings (discussed above). Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership Units. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the changes resulting from the investment in the L/U II Joint Venture. The Partnership also expects a change in the cost of capital resources as a result of the new financings which are secured by Commonwealth Business Center Phase II, University Business Center Phase I and the assets of the L/U II Joint Venture as discussed above.

Due to the fact that no distributions were made during the nine months ended September 30, 1996 and 1995, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of September 30, 1996, the Partnership has accrued approximately $155,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land plus interest at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid for the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

-------------------------------------------

The remaining balance in accounts payable - construction at September 30, 1996 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of September 30, 1996.

As of September 30, 1996, the L/U II Joint Venture had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period which began in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 59,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase
II. The Joint Venture anticipates that the allowance will be paid to Full Sail during the fourth quarter of 1996 and/or early 1997. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December 2000). The Partnership's proportionate share of the net commitment($200,000 less $92,000) is approximately $75,000 or 69%.

As of September 30, 1996, the L/U II Joint Venture has a commitment for approximately $65,000 of tenant finish improvements at Lakeshore Business Center Phase II. The Partnership's proportionate share of this commitment is approximately $45,000 or 69%. The commitment is the result of an expansion by a current tenant of its existing space by approximately 3,900 square feet. The tenant is expected to take occupancy of the expansion space in the fourth quarter of 1996.

The Partnership had no other material commitments for renovations or capital improvements at September 30, 1996.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the principal and interest payments required on the permanent mortgages obtained by the Partnership in January 1996, principal payments required by the new debt financings of the L/U II Joint Venture, the commitments made for a special tenant finish allowance and tenant finish improvements (see above). Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. The Partnership also expects a demand on future liquidity based on 57,369 square feet in leases expiring from October 1, 1996 to September 30, 1997 (Commonwealth Business Center Phase II - 24,475 square feet, University Business Center Phase I - 10,830 square feet, Lakeshore Business Center Phase I - 6,748 square feet and Lakeshore Business Center Phase II - 15,316 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership was able to repurchase 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. On August 30, 1996, the Partnership elected to fund an additional $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase an additional 370 Units at a price of $135 per Unit. As of September 30, 1996, 422 units have been repurchased. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Partnership funded the Interest Repurchase Reserve from cash reserves.

It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

-------------------------------------------

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

The Partnership owns approximately 6.21 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2.3 million is land cost, capitalized interest and common area costs. The Partnership plans to use the remaining land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1996 in the land held for development is approximately $1.1 million. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

PART II. OTHER INFORMATION


1.       Legal Proceedings

         None

2.       Changes in Securities

         None

3.       Defaults upon Senior Securities

         None

4.       Submission of Matters to a Vote of Security Holders

         None

5.       Other Information

         None

6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K was filed September 4, 1996 to report in Item 5 the Partnership's election to fund an additional $50,000 to its Interest Repurchase Reserve.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NTS-PROPERTIES V
                                a Maryland Limited Partnership
                                         (Registrant)

                            BY:    NTS-Properties Associates V
                                   BY:   NTS Capital Corporation,
                                         General Partner

                                         /s/ John W. Hampton
                                         -------------------------
                                         John W. Hampton
                                         Senior Vice President


Date:                November 11         , 1996
             --------------------------