Form 10-K
period 1996-12-31
NTS PROPERTIES V
filed 1997-03-31
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended    December 31, 1996

                                          OR

       _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from _______   to  _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 55

Total Pages: 59

                                TABLE OF CONTENTS


                                                                Pages

                                     PART I

Items 1 and 2     Business and Properties                        3-18
Item 3            Legal Proceedings                                18
Item 4            Submission of Matters to a Vote
                    of Security Holders                            18


                                     PART II


Item 5            Market for the Registrant's Limited
                    Partnership Interests and Related
                    Partner Matters                                19
Item 6            Selected Financial Data                          20
Item 7            Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                               21-35
Item 8            Financial Statements and Supplementary
                    Data                                        36-51
Item 9            Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                           52


                                    PART III


Item 10           Directors and Executive Officers of
                    the Registrant                                 52
Item 11           Management Remuneration and Transactions         53
Item 12           Security Ownership of Certain Beneficial
                    Owners and Management                          53
Item 13           Certain Relationships and Related
                    Transactions                                53-54


                                     PART IV


Item 14           Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                     55-58


Signatures                                                         59

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

Some of the statements included in Items 1 and 2, Business and Properties, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

NTS-Properties V, a Maryland Limited Partnership, (the "Partnership") is a limited partnership organized under the laws of the State of Maryland on April 30, 1984. The general partner is NTS-Properties Associates V (a Kentucky limited partnership). As of December 31, 1996, the Partnership owned the following properties:

        - Commonwealth Business Center Phase II, a business center with approximately 61,000 net rentable ground floor square feet and approximately 9,000 net rentable mezzanine square feet located in Louisville, Kentucky, constructed by the Partnership.

        - University Business Center Phase I, a business center with approximately 82,000 net rentable first floor (office and service) and second floor (office) square feet and approximately 16,000 net rentable mezzanine square feet located in Orlando, Florida, constructed by the Partnership.

        - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV, an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 90% at December 31, 1996.

        - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on
           January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 69% at December 31, 1996. A description of the properties owned by the L/U II Joint Venture appears below:

           - Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

           - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

           - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor (office) square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida, acquired complete by the joint venture.

Items 1. and 2. Business and Properties

-------------------

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

Commonwealth Business Center Phase II is encumbered by a note payable to a bank. The outstanding balance of the mortgage at December 31, 1996 was $1,345,687. The note is due February 1, 2009 and bears interest at the Prime Rate. Monthly principal payments are based upon a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

University Business Center Phase I is encumbered by a mortgage payable to an insurance company. The outstanding balance of the mortgage at December 31, 1996 was $4,876,477. The mortgage is due February 1, 2008 and bears interest at a fixed rate of 7.65%. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, is encumbered by permanent mortgages with two insurance companies. The outstanding balance of the mortgages at December 31, 1996 was
$5,143,945  ($3,220,975  and  $1,922,970).  The  mortgages  are  recorded  as  a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1996 is $4,620,805 ($2,893,401 and $1,727,404). Both
mortgages currently bear interest at a fixed rate of 7.5% and are due December 5, 2003. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339) of which the Partnership's proportionate share would be $4,017,839 ($2,515,844 and $1,501,995).

The properties owned by the Lakeshore/University II Joint Venture, a joint venture between the Partnership, NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., are encumbered by mortgages payable to an insurance company as follows:



              Loan Balance
              at 12/31/96                 Encumbered Property
              -----------                 -------------------
              $ 5,924,638           Lakeshore Business Center Phase II
              $ 5,678,802           University Business Center Phase II
              $ 5,506,717           Lakeshore Business Center Phase I


The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 was $4,101,627, $3,931,435 and $3,812,300, respectively, for a total of $11,845,362. The mortgages bear interest at a fixed rate of 8.125%, are due

-------------------

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

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 15% of the partnership's total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full

-------------------

Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

As of December 31, 1996, University Business Center Phase I has a commitment for tenant finish improvements of approximately $18,000 as a result of a lease renewal. The renewal extends the lease for two years. The project is expected to be completed during the first quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996, the L/U II Joint Venture made a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $38,000 or 69%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1996.

On January 29, 1996, the Partnership obtained permanent financing from a bank totalling $1,600,000 with $200,000 held for future fundings. The outstanding balance at December 31, 1996 was $1,345,687. The mortgage payable is due
February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). The remaining $200,000 will be disbursed by February 1, 1999 in one additional advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years, 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and 4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

On January 31, 1996, the Partnership obtained permanent financing from an insurance company totalling $5,100,000. The outstanding balance at December 31, 1996 was $4,876,477. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The proceeds of these permanent financing were used to retire the Partnership's note payable, which had a balance of $6,352,000, to fund loan closing costs and to increase the Partnership's cash reserves.

On July 23, 1996, the L/U Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1996 were $5,924,638, $5,678,802 and $5,506,717, respectively, for a total of $17,110,157. The loans are recorded as a liability of the Joint Venture.

-------------------

The Partnership's proportionate interest in the loans at December 31, 1996 was $4,101,627, $3,931,435 and $3,812,300, respectively, for a total of $11,845,362.
The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $11,600,000 or 69%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

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

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale.

Commonwealth Business Center Phase II
-------------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $7.08 to $9.78 per square foot for ground floor office space, $3.42 to $4.80 per square foot for ground floor warehouse space, $6.38 to $8.64 per square foot for mezzanine office space and $2.84 to $3.56 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1996 was $7.69. Space is ordinarily leased for between one and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1997 and 2001. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 9 tenants leasing office, warehouse and storage space aggregating approximately 50,511 square feet of rentable area (1). The tenants who occupy Commonwealth Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include engineering, an encoding center for the United States

1) Rentable area includes only ground floor square feet (office and warehouse space).

-------------------------------------------------

Postal Service and insurance. Three tenants lease more than 10% of Commonwealth Business Center Phase II's rentable area: Ogden Environmental (10.5%), United States Postal Service (22.9%) and Allstate Insurance Company (30.5%). The occupancy levels at the business center as of December 31 were 84% (1996),67%
(1995), 100% (1994), 81% (1993) and 85% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenants:                                     Current Base
                                  Sq. Ft. and      Annual Rental
                                    % of Net      and % of Gross
                       Year of      Rentable        Base Annual       Renewal
      Name           Expiration      Area(1)          Rental          Options
      ----           ----------      -------          ------          -------

Ogden Environmental     1999      6,325 (10.5%) $ 72,768 (15.8%)        None
United States Postal
 Service                2001     13,846 (22.9%) $124,608 (27.1%)    1 Five-Year
Allstate Insurance
  Company               1997(2)  18,400 (30.5%) $163,416 (35.5%)(3) 1 Five-Year

Other Tenants:
                                                  Current Base
                               Sq. Ft. and        Annual Rental
                                 % of Net         and % of Gross
      No. of       Year of       Rentable          Base Annual       Renewal
      Tenants    Expiration       Area(1)             Rental         Options
      -------    ----------       -------             ------         -------

         4          1997       5,675 ( 9.2%)   $ 53,751 (11.7%)    1 Five-Year
       None         1998            --               --                 --
         1          1999       3,494 ( 5.8%)   $ 25,200 ( 5.5%)        None
         1          2000       2,771 ( 4.6%)   $ 20,868 ( 4.5%)        None

(1) Rentable area includes only ground floor square feet (office and warehouse space).
(2) Prior to December 31, 1996, the Partnership received notice that Allstate Insurance Company will vacate the business center at the end of the lease term.
(3) Additionally, Allstate Insurance Company pays $2,760 annually as part of a maintenance agreement to repair all mechanical systems.

University Business Center Phase I
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $10.00 to $13.63 per square foot for first floor office space, $6.48 per square foot for first floor service space, $10.00 to $12.00 per square foot for second floor office space and $10.48 to $11.75 per square foot for mezzanine office space. The average base rental for all types of space leased as of December 31, 1996 was $11.27. Space is ordinarily leased for between two and eight years with the majority of current square footage being leased for a term of eight years
(4). Current leases expire between 1997 and 2002 (4). All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 12 tenants leasing office (first and second floor) and service space aggregating approximately 77,875 square feet (5) of rentable area. The tenants who occupy University Business Center Phase I are professional service-oriented organizations. The principal occupations/professions practiced include insurance, management offices for a utility company and an audio/video school and studio. Three tenants lease more than 10% of University Business Center Phase I's rentable area: Florida Power Corporation (13.2%), Full Sail Recorders, Inc. (28.1%) and Combined Risk &
Insurance Management Services, Inc. (30.4%). The occupancy levels at the business center as of December 31 were 98% (1996), 95% (1995), 90% (1994), 88%
(1993) and 94% (1992).

(4) Excluding the Full Sail Recorders, Inc. lease. This company leases five suites with various terms. The majority of the space (approximately 17,556 square feet) is leased for a period of 14 years with the lease expiring in 2003.
(5) Excludes approximately 2,294 square feet which is occupied by the business center's property management and leasing staff.

----------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenants:
                                                    Current Base
                                    Sq. Ft. and     Annual Rental
                                     % of Net      and % of Gross
                        Year of      Rentable        Base Annual       Renewal
       Name           Expiration     Area(1)(2)        Rental          Options
       ----           ----------     ----------        ------          -------

Florida Power
 Corporation             1999     10,830 (13.2%)  $144,468 (13.6%)      None
Full Sail Recorders,
 Inc.                     (3)     22,977 (28.1%)  $343,644 (32.5%)      None
Combined Risk &
 Insurance
 Management
 Services, Inc.          2002     24,866 (30.4%)  $368,412 (34.8%)      None

Other Tenants:
                                                  Current Base
                                 Sq. Ft. and      Annual Rental
                                   % of Net      and % of Gross
      No. of        Year of       Rentable         Base Annual         Renewal
      Tenants      Expiration    Area(1)(2)          Rental            Options
      -------      ----------    ----------          ------            -------

         1            1997      2,400 ( 2.9%)   $ 28,800 ( 2.7%)     1 Two-Year
         2            1998      3,890 ( 4.7%)   $ 39,540 ( 3.8%)        None
         4            1999      7,497 ( 9.1%)   $ 78,792 ( 7.5%)        None
        None          2000        --               --                    --
         2            2001      5,415 ( 6.6%)   $ 55,008 ( 5.2%)        None


(1) Excludes approximately 2,294 square feet which is occupied by the business center's property management and leasing staff.
(2) Rentable area includes only ground floor square feet (office and warehouse space).
(3) Full Sail Recorders, Inc. leases five suites with various terms. The majority of the space (approximately 17,556 square feet) is leased for a period of 14 years with the lease expiring in 2003.

The Willows of Plainview Phase II
---------------------------------

Units at The Willows of Plainview Phase II include one and two-bedroom loft and deluxe apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All units, except one-bedroom lofts, have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, swimming pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase II start at $619 for one-bedroom apartments, $879 for two-bedroom apartments and $999 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 92% (1996), 94% (1995), 93%
(1994), 91% (1993) and 90% (1992).

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.11 to $12.47 per square foot for first floor office space, $5.69 to $7.80 per square foot for first floor service space and $8.75 to $11.25 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1996 was $9.96. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1997 and 2002. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 33 tenants leasing office space (first and second floor) and service space aggregating approximately 95,651 square feet of rentable area. The tenants who occupy
Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include health care services, telemarketing services and management offices for both a cellular communications chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U. S. Home care Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 92% (1996 and 1995), 80% (1994), 58% (1993) and 55%
(1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenant:
                                                     Current Base
                                   Sq. Ft. and       Annual Rental
                                    % of Net        and % of Gross
                     Year of        Rentable          Base Annual      Renewal
       Name        Expiration         Area              Rental         Options
       ----        ----------         ----              ------         -------

U.S. Home care
 Infusion Therapy
 Products of
 Florida              1998       12,081 (11.7%)    $135,912 (14.3%)      (1)



(1)   Tenant has option to renew its lease for an unspecified period of time.

Other Tenants:

                                                Current Base
                                Sq. Ft. and     Annual Rental
                                  % of Net     and % of Gross
      No. of      Year of        Rentable        Base Annual        Renewal
      Tenants    Expiration        Area            Rental           Options
      -------    ----------        ----            ------           -------

         5          1997      10,326 (10.0%)  $101,472 (10.7%)    None
        13          1998      21,554 (21.1%)  $212,263 (22.3%)    None
         6          1999      29,999 (29.0%)  $290,436 (30.5%)    4 Three-Year
         6          2000      17,322 (16.7%)  $169,356 (17.8%)    2 Three-Year
         None       2001            --                --               --
           3        2002       4,369 ( 4.2%)  $ 43,224 ( 4.6%)    2 Three-Year



Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.97 to $12.02 per square foot for first floor office space, $6.52 per square foot for first floor service space and $9.80 to $14.95 per square foot for second floor office space. The average base rental for all space

----------------------------------------------

leased as of December 31, 1996 was $11.21. Space is ordinarily leased for between one and seven years with the majority of current square footage being leased for a term of three years. Current leases expire between 1997 and 2002. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 19 tenants leasing office space (first and second floor) and service space aggregating approximately 84,835 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include health care services, insurance and management offices for the Florida state lottery. Three tenants lease more than 10% of Lakeshore Business Center Phase II's rentable area: Northwest Medical Center, Inc. (10.4%), Progressive American Insurance (10.9%) and Lambda Physik (11.1%). The occupancy levels at the business center as of December 31 were 89% (1996), 72% (1995), 78% (1994), 75%
(1993) and 84% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996:

Major Tenant:
                                                    Current Base
                                   Sq. Ft. and      Annual Rental
                                     % of Net      and % of Gross
                       Year of       Rentable        Base Annual       Renewal
       Name          Expiration      Area (1)          Rental          Options
       ----          ----------  ---------------  ----------------   ---------

Northwest Medical
 Center, Inc.           2000      10,132 (10.4%)  $120,636 (12.7%)       None
Progressive American
 Insurance              1999      10,580 (10.9%)  $127,176 (13.4%)  1 Three-Year
Lambda Physik           2002      10,829 (11.1%)  $119,112 (12.5%)  1 Five-Year


Other Tenants:

                                               Current Base
                               Sq. Ft. and     Annual Rental
                                 % of Net     and % of Gross
      No. of     Year of        Rentable        Base Annual         Renewal
      Tenants   Expiration       Area(1)          Rental            Options
      -------   ----------       -------          ------            -------

         4         1997      16,031 (16.4%)  $174,654 (18.4%)    None
         3         1998       8,807 ( 9.0%)  $100,816 (10.6%)    (2)
         4         1999      11,566 (11.9%)  $128,970 (13.6%)    1 Three-Year
         4         2000       9,819 (10.1%)  $109,282 (11.5%)    None
         1         2001       7,071 ( 7.3%)  $ 70,704 ( 7.4%)    None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2)   1 Two-Year and 2 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. (See above for a further discussion regarding Crosby and its lease with the Joint Venture). The annual base rent, which does not include the cost of utilities, is $13.00 per square foot for first floor office space, $8.50 per square foot for first floor service space, $14.00 per square foot for second floor office space and $13.00 per square foot for mezzanine office space. The average base annual rental for all types of space leased

University Business Center Phase II - Continued
-----------------------------------------------

as of December 31, 1996 was $12.43. The lease term is for seven years and expires in 1998. Philip Crosby Associates, Inc. is a professional service oriented organization which specializes in quality control seminars. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31 was 99% (1996), 95% (1995), and 100% (1994, 1993 and
1992).

The following table contains approximate data concerning the lease in effect as of December 31, 1996.

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

(1) Rentable area includes only first floor (office and service) square feet and second floor office square feet. See discussion above on sublet space.

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                    Federal         Realty            Annual
                                  Tax Basis        Tax Rate        Realty Taxes
                                  ---------        --------        ------------
Wholly-Owned Properties
-----------------------
Commonwealth Business
Center Phase II                  $ 4,395,114       $ .011000        $  46,354

University Business
Center Phase I                     7,495,607         .020111          119,366

Property Owned in Joint
Venture with NTS-
Properties IV
---------------------
The Willows of
Plainview Phase II                 7,863,123         .011200           58,439

Properties Owned
Through Lakeshore/
University II Joint
Venture (L/U II Joint
Venture)
---------------------
Lakeshore Business
Center Phase I                    10,087,575         .026559          145,704

Lakeshore Business
Center Phase II                   12,105,721         .026559          131,503

University Business
Center Phase II                    7,104,723         .020111          107,508

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2028.

The Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex, and NTS-Properties IV contributed land valued at $800,000. No future contributions are anticipated as of December 31, 1996.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1996 is $5,143,945 ($3,220,975 and $1,922,970). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1996 is $4,620,805 ($2,893,401 and $1,727,404). Both mortgages currently bear interest at a fixed rate of 7.5% and are due December 5, 2003. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339) of which the Partnership's proportionate  share  would be  $4,017,839  ($2,515,844,  and  $1,501,995).  See
Managements's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a further discussion regarding the terms of the debt financings.

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

----------------------------------------

payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property.
Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 90% at December 31, 1996.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1996.

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

----------------------------------------


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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 31, 2030.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 69% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

               Loan Balance
               at 12/31/96               Encumbered Property
               -----------               -------------------

               $5,924,638         Lakeshore Business Center Phase II
               $5,678,802         University Business Center Phase II
               $5,506,717         Lakeshore Business Center Phase I

----------------------------------------

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 is $11,845,362 ($4,101,627, $3,931,435, and $3,812,300). The mortgages bear interest at a fixed rate of 8.125% and are due August 1,2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 69% at December 31, 1996.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1996.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1996, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate NTS-Properties Associates V, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates V. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of

------------------------------------

leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $342,292 for the year ended December 31, 1996. $285,699 was received from commercial properties and $56,593 was received from residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial period of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1996, the Management Agreement is still in effect.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.        Market for Registrant's Limited Partnership Interests and Related
               -----------------------------------------------------------------
               Partner Matters
               ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 2,761 limited partners as of February 27, 1997. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1996 financial statements.

Annual distributions totalling $2.17 (1994) were paid per limited partnership unit. The Partnership did not make a cash distribution during 1995 or 1996. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed, as determined by the general partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                1996            1995           1994
                             ----------      ----------      ---------

First quarter                  $  --           $  --           $ 2.17
Second quarter                    --              --              --
Third quarter                     --              --              --
Fourth quarter                    --              --              --
                                ------          ------         ------

                               $  --           $  --           $ 2.17
                                ======          ======          =====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994. Distributions were funded by cash flow derived from operating activities.


                                                     Cash
                               Net Loss         Distributions      Return of
                              Allocated            Declared         Capital
                              ---------            --------         -------

Limited Partners:
       1996                  $  (827,610)         $   --          $   --
       1995                   (1,283,648)             --              --
       1994                     (449,890)           77,851          77,851
General Partner:
       1996                  $   ( 8,360)         $   --          $   --
       1995                      (12,966)             --              --
       1994                       (5,049)              786             786

Item 6.Selected Financial Data

For the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                                1996            1995           1994             1993            1992
                            ------------    ------------    ------------    ------------    ------------

Rental and other income     $  5,693,700    $  5,388,726    $  3,787,118    $  3,826,917    $  3,970,482

Loss on sale of property            --              --              --              --          (158,957)

Total expenses                (6,479,552)     (6,685,340)     (4,292,057)     (4,317,372)     (4,275,902)
                            ------------    ------------    ------------    ------------    ------------

Loss before extraordinary
 item                           (785,852)     (1,296,614)       (504,939)       (490,455)       (464,377)
Extraordinary item               (50,118)           --              --              --              --
                            ------------    ------------    ------------    ------------    ------------

Net loss                    $   (835,970)   $ (1,296,614)   $   (504,939)   $   (490,455)   $   (464,377)
                            ============    ============    ============    ============    ============

Net loss allocated to:
 General partner            $     (8,360)   $    (12,966)   $     (5,049)   $     (4,905)   $     (4,644)
 Limited partners           $   (827,610)   $ (1,283,648)   $   (499,890)   $   (485,550)   $   (459,733)

Net loss per limited
 partnership unit           $     (23.23)   $     (35.78)   $     (13.93)   $     (13.53)   $     (12.81)

Weighted average number
 of limited partnership
 units                            35,632          35,876          35,876          35,876          35,876

Cumulative net income
(loss) allocated to:
  General partner           $     33,468    $     41,828    $     54,794    $     59,843    $     64,748
  Limited partners          $ (7,952,573)   $ (7,124,963)   $ (5,841,315)   $ (5,341,425)   $ (4,855,875)

Cumulative taxable income
(loss) allocated to:
  General partner           $    149,844    $    145,990    $    148,475    $    145,430    $    146,019
  Limited partners          $ (7,217,069)   $ (6,835,826)   $ (6,069,120)   $ (5,601,973)   $ (5,144,495)

Distributions declared:
 General partner            $       --      $       --      $        786    $      3,145    $      1,573
 Limited partners           $       --      $       --      $     77,851    $    311,403    $    155,711

Cumulative distributions
 declared:
  General partner           $    155,527    $    155,527    $    155,527    $    154,741    $    151,596
  Limited partners          $ 15,397,262    $ 15,397,262    $ 15,397,262    $ 15,319,411    $ 15,008,008

At year end:

Land, buildings and
 amenities, net             $ 24,972,650    $ 26,149,956    $ 17,505,634    $ 18,082,922    $ 18,663,964

Total assets                $ 30,334,256    $ 31,537,473    $ 21,447,138    $ 23,031,297    $ 23,982,298

Mortgages and notes
 payable                    $ 22,688,331    $ 22,839,940    $ 11,743,884    $ 12,419,675    $ 12,819,410

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                      Percentage
                                       Ownership
                                      at 12/31/96   1996      1995       1994
                                      -----------   ----      ----       ----

Wholly-owned Properties
-----------------------
Commonwealth Business Center
Phase II                                   100%      84%       67%       100%

University Business Center
Phase I                                    100%      98%       95%        90%

Properties Owned in Joint Venture
with NTS-Properties IV
----------------------
The Willows of Plainview Phase II           90%      92%       94%        93%


Lakeshore Business Center Phase I           N/A      See       See        80%
                                                   below     below
                                                     (1)       (1)
Property Owned in Joint Venture
with NTS-Properties Plus Ltd.
-----------------------------
University Business Center
Phase II                                    N/A      See       See       100%
                                                   below     below
                                                     (1)       (1)
Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------
Lakeshore Business Center
Phase I                                     69%      92%       92%        See
                                                                        above
                                                                          (1)
Lakeshore Business Center
Phase II                                    69%      89%       72%        78%
                                                                          (2)
University Business Center
Phase II                                    69%      99%       95%        See
                                                                        above
                                                                          (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding this change.
(2) As of December 31, 1994 the Partnership did not have an interest in this property. See below for a discussion regarding this change.

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                              Percentage
                               Ownership
                              at 12/31/96      1996         1995         1994
                              -----------    --------     --------      -------

Wholly-owned Properties
-----------------------
Commonwealth Business
Center Phase II                    100%    $  535,619   $  587,304    $  512,547

University Business
Center I                           100%    $1,431,094   $1,359,802    $1,114,924

Properties Owned in Joint
Venture with NTS-
Properties IV
----------------------
The Willows of Plainview
Phase II                            90%    $1,150,113   $1,074,104    $1,102,210

Lakeshore Business Center
Phase I                             N/A           N/A   $   74,043    $  845,406
                                                               (1)
Property Owned in Joint
Venture with NTS-
Properties Plus Ltd.
--------------------
University Business
Center Phase II                     N/A           N/A   $   17,263    $  198,421
                                                               (1)
Properties Owned Through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
--------------------
Lakeshore Business Center
Phase I                             69%    $  920,643   $  743,824       N/A (2)

Lakeshore Business Center
Phase II                            69%    $  804,221   $  745,307       N/A (3)

University Business
Center Phase II                     69%    $  837,438   $  768,180       N/A (2)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to December 31, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.
(2) During the first quarter of 1995, the Partnership's ownership interest in the property changed. Rental and other income for 1994 is reflected above. See below for a discussion regarding this change.
(3) During 1994, the Partnership did not have an interest in this property. See below for a discussion regarding the change which occurred during the first quarter of 1995.

---------------------------------

The 17% increase in year-ending occupancy at Commonwealth Business Center Phase II from 1995 to 1996 is a result of two new leases totalling approximately 15,400 square feet. Included in this total is a five year lease for approximately 14,000 square feet. Partially offsetting the new leases are three tenant move-outs totalling approximately 5,200 square feet. Two of the tenants, which occupied 3,600 square feet, vacated the premises at the end of the lease terms. The third tenant, which had occupied approximately 1,600 square feet, vacated prior to the end of its lease term due to bankruptcy. There was no accrued income associated with this lease. Average occupancy decreased from 87%
(1995) to 77% (1996). The decrease in rental and other income at Commonwealth Business Center Phase II for 1996 as compared to 1995 is primarily the result of the decrease in average occupancy partially offset by an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

Prior to December 31, 1996, the Partnership received notice that a tenant occupying approximately 30% of Commonwealth Business Center Phase II's net rentable square feet will vacate the business center at the end of the lease term. The Partnership will actively seek new tenants to occupy the vacant space. At this time, the extent and cost of the tenant improvements which will be required to attract new tenants remains unknown.

The 33% decrease in year-ending occupancy at Commonwealth Business Center Phase II from 1994 to 1995 is a result of four tenant move-outs totalling approximately 22,000 square feet. Included in this total is one tenant of 1,600 square feet which vacated at the end of the lease term. The other three tenants, who had occupied approximately 20,000 square feet, vacated the premises prior to the end of the lease terms. Two of the three tenants, who occupied approximately 19,000 square feet, exercised termination options. The third tenant, who had occupied approximately 1,000 square feet, is continuing to pay rent through the end of its lease term. There was no accrued income associated with these leases. Partially offsetting the move-outs is one new lease for 1,600 square feet. Average occupancy increased from 78% (1994) to 87% (1995). The increase in rental and other income at Commonwealth Business Center Phase II from 1994 to 1995 is a result of the increase in average occupancy and an increase in common area expense reimbursements.

The 3% increase in year-ending occupancy at University Business Center Phase I from 1995 to 1996 is a result of three new leases totalling approximately 6,200 square feet. Partially offsetting the new leases are three tenant move-outs of approximately 3,500 square feet. Approximately 1,800 square feet of the move-outs represents two tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,700 square feet, represents a tenant who vacated prior to the end of the lease term. The move-out was the result of a downsizing by the tenant's parent company. The tenant has paid the Partnership a lease termination fee of approximately $5,800 (recorded as rental income). There was no accrued income associated with this lease. Average occupancy at University Business Center Phase I increased from 91%
(1995) to 96% (1996). The increase in rental and other income at University Business Center Phase I from 1995 to 1996 is primarily due to the increase in average occupancy.

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

---------------------------------

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

The Willows of Plainview  Phase II's  year-ending  occupancy  decreased from 94%
(1995) to 92% (1996). Average occupancy at The Willows of Plainview Phase II increased 3% from 92% (1995) to 95% (1996). In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy from 1995 to 1996 is only a temporary fluctuation and does not represent a downward occupancy trend. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willows of Plainview Phase II from 1995 to 1996 is a result of the 3% increase in average occupancy, an increase in rental rates and an increase in income from fully-furnished units. Fully-furnished units are apartments which rent at an additional premium above base rent.

The Willows of Plainview Phase II's year-ending occupancy increased from 93% in 1994 to 94% in 1995. However, average occupancy from 1994 to 1995 decreased from 94% to 92%, respectively. The decrease in average occupancy at The Willows of Plainview Phase II resulted in a decrease in rental and other income.

Year-ending occupancy at Lakeshore Business Center Phase I remained constant (92%) from 1995 to 1996. Six new leases totalling 10,600 square feet, including approximately 3,400 square feet in expansions by two current tenants, are offset by five tenant move-outs totalling approximately 10,000 square feet. The five move-outs consist of two tenants (2,700 square feet) vacating at the end of the lease term, one tenant (1,600 square feet) exercising a termination option, and two tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space to another location (700 square feet - tenant paid rent through end of lease) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected to these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased 13% from 84% in 1995 to 97% in 1996. Rental and other income increased from 1995 to 1996 as a result of the increase in average occupancy.

As of December 31, 1996, Lakeshore Business Center Phase I had 1,800 square feet of additional space leased to a current tenant. The tenant took occupancy in January 1997. Subsequent to December 31, 1996, one new lease for approximately 1,100 square feet and an expansion lease for approximately 2,000 square feet were signed at Lakeshore Business Center Phase I. The new tenant took occupancy during the first quarter of 1997 and the expansion lease is effective during the second quarter of 1997. With the new leases and expansion, the business center's occupancy should improve to 97% during the second quarter of 1997. There are no material commitments relating to the new leases. See the Liquidity and Capital resources section of this item for the tenant finish commitment relating to the expansion lease.

----------------------------------

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

The 17% increase in year-ending occupancy at Lakeshore Business Center Phase II from 72% (1995) to 89% (1996) can be attributed to five new leases totalling approximately 19,200 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases and expansions is one tenant move-out totalling 2,800 square feet, vacating prior to the end of the lease term but continuing to pay rent through the end of the lease term (August
1997). Average occupancy at Lakeshore Business Center Phase II increased from 76% (1995) to 80% (1996). Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant despite a 4% increase in average occupancy. This is primarily a result of a decrease in rental rates on lease renewals. As discussed in prior filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than current market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center II, however, increased in 1996 as compared to 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University Joint Venture (L/U II Joint Venture) on January 23, 1995. (See below for a discussion regarding the Joint Venture.)

Subsequent to December 31, 1996, Lakeshore Business Center Phase II had approximately 5,100 square feet of additional space leased to two new tenants. The tenants took occupancy during the first quarter of 1997. With the new leases, the business center's occupancy improved to 94%. There are no material tenant finish commitments relating to the new leases.

Since the Partnership obtained an interest in Lakeshore Business Center Phase II as a result of the formation of the L/U II Joint Venture in 1995, no discussion of the fluctuation in rental and other income from 1994 to 1995 is being presented. See below for a discussion of the changes in year- ending occupancy for this period.

The 6% decrease in year-ending occupancy at Lakeshore Business Center Phase II from 1994 to 1995 can be attributed to four tenant move-outs totalling approximately 9,600 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making

----------------------------------

rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 2,400 square feet, vacated the premises prior to the end of the lease term but is continuing to pay rent through the end of the lease term (September 1996). Partially offsetting the tenant move-outs are six new leases for a total of approximately 9,700 square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 78% (1994) to 76% (1995). In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at December 31, 1996 and 95% at December 31, 1995. See below for a further discussion of Crosby and its leased space.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during 1996, 1995 and 1994.

The Partnership's proportionate share of the rental and other income at University Business Center II increased in 1996 compared to 1995 as a result of the Partnership's increased ownership in the business center effective January 23, 1995. (See below for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II remained fairly constant in 1996 as compared to 1995.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased in 1995 as compared to 1994 as a result of the Partnership's increased ownership in the business center effective January 23, 1995. (See below for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II increased in 1995 as compared to 1994 as a result of an increase in common area expense reimbursements and a rent escalation based upon an increase in the consumer price index.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section for a discussion regarding the cash requirements of the Partnership's current debt financings. In the opinion of the General Partner of the Partnership, the decreased occupancy level at Commonwealth Business Center Phase II which occurred in the first quarter of 1997 (as discussed above) is not indicative of trends in the area in which the property is located.

The decrease in interest and other income for 1996 as compared to 1995 is primarily the result of approximately $21,600 of interest income being recognized during the second quarter of 1995 on a receivable from a tenant at University Business Center Phase I. Interest income was not recognized until the receivable had been repaid in full due to the length of time it had taken the tenant to reimburse the Partnership. Interest and other income also includes interest earned from investments made by the Partnership with cash reserves. The decrease in interest income for 1996 as compared to 1995 is also a result of a decrease in cash reserves available for investment.

----------------------------------

The increase in interest and other income in 1995 as compared to 1994 is primarily the result of approximately $21,600 of interest income being recognized during the second quarter of 1995 as discussed above. The increase in interest income earned from investments in 1995 as compared to 1994 is a result of an increase in cash reserves available for investment. Partially offsetting the increase in interest income in 1995 as compared to 1994 is a decrease in interest income received on an account receivable from a tenant at University Business Center Phase I due to its repayment in September 1994. The receivable was the result of above standard tenant improvements made in accordance with the lease agreement. The tenant reimbursed the Partnership for the cost of these improvements along with interest.

Operating expenses increased in 1996 as compared to 1995 due to increased expenses associated with fully furnished units at The Willows of Plainview Phase II, increased legal fees at Lakeshore Business Center Phase I, an increase in vacant suite utilities at Commonwealth Business Center Phase II, increased exterior painting costs at University Business Center Phase I and increased repairs and maintenance costs at Lakeshore Business Center Phase II. The increase in operating expenses is also the result of the Partnership acquiring an interest in the Lakeshore/University II Joint Venture in January 1995. (See below for a discussion regarding the Joint Venture.) Partially offsetting the increase in operating expenses are decreased exterior painting costs and decreased carpet and wallcovering replacement costs at the Willows of Plainview Phase II and decreased janitorial costs at University Business Center Phase II.

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

The increase in operating expenses - affiliated from 1995 to 1996 and from 1994 to 1995 is due primarily to the Partnership's interest in the L/U II Joint Venture (discussed below). Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

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

----------------------------------

The 1996 write-off of unamortized loan costs (recoreded as an extraordinary item) relates to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998). See the Liquidity and Capital Resources section of this item for further discussion.

The decrease in the amortization of capitalized leasing costs for 1996 as compared to 1995 is due to the fact that the costs capitalized during start-up at University Business Center Phase II became fully amortized at the end of 1995.

The increase in the amortization of capitalized leasing costs from 1994 to 1995 is primarily a result the Partnership's interest in the L/U II Joint Venture (discussed below).

Interest expense has decreased in 1996 as compared to 1995 primarily as the result of lower interest rates on the permanent financing obtained by the Partnership in January 1996 (secured by University Business Center Phase I and Commonwealth Business Center Phase II) and obtained by the L/U II Joint Venture in July 1996 (secured by the assets of the Joint Venture). See the Liquidity and Capital Resources section of this item for a discussion of these permanent financings. The decrease in interest expense is partially offset by the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in interest expense from 1994 to 1995 is primarily a result of the Partnership's interest in the L/U II Joint Venture (discussed below) and an increase in the Prime Rate.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees from 1995 to 1996 and from 1994 to 1995 can also be attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes from 1995 to 1996 is primarily a result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase is also due to an increase in the 1996 property tax assessment for University Business Center Phase I and Lakeshore Business Center Phase I as compared to the 1995 assessment.

The increase in real estate taxes from 1994 to 1995 is primarily a result of the Partnership's interest in the L/U II Joint Venture (discussed below). The increase in real estate taxes from 1994 to 1995 is also due to an increase in the 1995 property tax assessment for Commonwealth Business Center Phase II as compared to the 1994 assessment.

The decrease in professional and administrative expenses from 1995 to 1996 is due primarily to decreased outside legal fees and litigation settlement expense (see discussion below).

The increase in professional and administrative expenses from 1994 to 1995 is due primarily to an increase in outside legal fees and litigation settlement expense. The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner and NTS- Properties IV, an affiliate of the General Partner of the Partnership, and its general partner was settled during 1995. At a settlement conference

---------------------------------

before the Court (U.S.D.C., S.D. NY), the parties agreed on a confidential basis to settle the litigation, and any and all other claims of the Third- Party Plaintiffs in exchange for the payment by the Partnership and NTS- Properties IV of certain monies without the admission of fault or wrongdoing.

Professional and Administrative expenses - affiliated increased from 1995 to 1996 as a result of increased salary costs. Professional and administrative expenses - affiliated increased from 1994 to 1995 as a result of increased accounting salaries and increased legal fees. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development, an affiliate of the General Partner.

Depreciation and amortization expenses has decreased from 1995 to 1996 as a result of a portion of the Partnership's assets (primarily tenant finish improvements) having become fully depreciated. The decrease in depreciation and amortization is partially offset by the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $39,800,000.

Depreciation and amortization expense has increased from 1994 to 1995 as a result of the Partnership's interest in the L/U II Joint Venture (discussed below). The increase in depreciation and amortization expense from 1994 to 1995 is partially offset by a portion of the Partnership's assets having become fully depreciated.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $919,765 (1996), $562,363 (1995), and $772,998 (1994). In 1994 the funds, in conjunction with cash on hand, were used to make a .25% (annualized) cash distribution of $78,637. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $131.87 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution was declared during the last nine months of 1994 and all of 1995 as a result of a loan covenant (the $6,402,000 note payable) which required the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The note payable was repaid in January 1996 (see below for a further discussion). No distribution was declared during 1996. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at December 31) were $315,816, $218,331 and $207,600 at December 31, 1996, 1995 and 1994, respectively.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

--------------------------------------------

As  previously  disclosed  in the  Partnership's  Form  10-K for the year  ended
December 31, 1995, on January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University
Business Center Phase II and certain undeveloped tracts adjacent to the Lakeshore Business Center development.

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

      Lakeshore Business Center Phase II         NTS-Properties Plus Ltd.

      Undeveloped land adjacent to the           NTS-Properties Plus Ltd.
      Lakeshore Business Center
      development (3.8 acres)

      Undeveloped land adjacent to the           NTS/Fort Lauderdale, Ltd.
      Lakeshore Business Center
      development (2.4 acres)

      University Business Center Phase II        NTS-Properties V and NTS-
                                                 Properties Plus Ltd.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000 and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS- Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 69% partnership interest in the joint venture.

On January 29, 1996 the Partnership obtained permanent financing from a bank totalling $1,600,000 with $200,000 held for future fundings. The outstanding balance at December 31, 1996 was $1,345,687. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). The remaining $200,000 will be disbursed by February 1, 1999 in one additional advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years, 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and 4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

On January 31, 1996, the Partnership obtained permanent financing from an insurance company totalling $5,100,000. The outstanding balance at December 31, 1996 was $4,876,477. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University

-------------------------------------------

Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The proceeds of these permanent financings were used to retire the Partnership's note payable, which had a balance of $6,352,000, to fund loan closing costs and to increase the Partnership's cash reserves.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1996 were $5,924,638, $5,678,802, and $5,506,719 respectively. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at December 31, 1996 was $4,101,627, $3,931,435, and $3,812,300, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes that were paid-off was approximately $11,600,000 or 69%. The notes which were paid-off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

As of December 31, 1996, The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, had two mortgage loans each with an insurance company in the amount of $3,220,975 and $1,922,970. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of December 31, 1996 was $4,620,805 ($2,893,401 and $1,727,404). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% for the first 60 months and are secured by the land, buildings and amenities of the Joint Venture. At the end of the 56th month from the date of the notes, the insurance companies will notify the Joint Venture of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Joint Venture will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Joint Venture, the entire unpaid principal balance is due with the 60th installment of interest. If the Joint Venture accepts the Modified Rate, it becomes effective the 61st month from the date of the notes. (Notes dated November 23, 1993). Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

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

-------------------------------------------

The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by- line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the change in the cost of capital resources as a result of the new financings which are secured by Commonwealth Business Center Phase II, University Business Center Phase I and the assets of the L/U II Joint Venture as discussed above.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995, and 1994. Distribution were funded by cash flow derived from operating activities


                                                    Cash
                               Net Loss         Distributions     Return of
                               Allocated           Declared         Capital
                               ---------           --------         -------
Limited Partners:
                 1996         $  (827,610)       $    --         $    --
                 1995          (1,283,648)            --              --
                 1994            (449,890)          77,851          77,851

General Partners:
                 1996         $    (8,360)        $   --         $    --
                 1995             (12,966)            --              --
                 1994              (5,049)             786             786


As of December 31, 1996 and 1995, the Partnership has accrued approximately $155,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land plus interest at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid for the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at December 31, 1996 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of December 31, 1996.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-

-------------------------------------------

leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 15% of the partnership's total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's
proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

As of December 31, 1996, University Business Center Phase I has a commitment for tenant finish improvements of approximately $18,000 as a result of a lease renewal. The renewal extends the lease for two years. The project is expected to be completed during the first quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996 the L/U II Joint Venture made a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increased the tenant's current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $38,000 or 69%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1996.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of principal payments required by the new debt financings of the L/U II Joint Venture and the commitments made for a special tenant finish allowance and tenant finish improvements (see above). Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. The Partnership also expects a demand on future liquidity based on 50,897 square feet in leases expiring during 1997 (Commonwealth Business Center Phase II - 28,108 square feet,

-------------------------------------------

University Business Center Phase I - 2,400 square feet, Lakeshore Business Center Phase I - 9,163 square feet and Lakeshore Business Center Phase II - 11,226 square feet). A demand on future liquidity is also expected as a result of the Crosby situation at University Business Center Phase II (discussed above). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this funding, the Partnership was able to repurchase 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. On August 30, 1996, the Partnership elected to fund an additional $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership was able to repurchase an additional 370 Units at a price of $135 per Unit. Through December 31, 1996, 740 units have been repurchased for $99,900. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Partnership funded the Interest Repurchase Reserve from cash reserves. The Partnership does not anticipate making any additional fundings to the Interest Repurchase Reserve in the near term.

It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. At University Business Center Phases I and II in Orlando, Florida, the Partnership has an on-site leasing agent, an employee of NTS Development Company, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of the NTS Development Company's marketing staff. The leasing and renewal negotiations at Lakeshore Business Center Phases I and II are handled by a leasing agent, an employee of NTS Development Company, located at the Lakeshore Business Center development. At the Willows of Plainview Phase II, the Partnership has an on-site leasing staff, employees of NTS Development Company, who handle all on-site visits from potential tenants, make visits to local companies to promote fully furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

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

The Partnership owns approximately 6.21 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,279,098 is land cost, capitalized interest and common area costs. The Partnership plans to use the remaining land to build University Business Center Phase III but this

-------------------------------------------

decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1996 in the asset held for sale is $1,152,868. The contract for sale which was previously disclosed in the Partnership's From 10-K for the year ended December 31, 1995 has been cancelled by the purchaser due to the fact that bids for construction exceeded their borrowing potential. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as " the Partnership anticipates ", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial office buildings, business centers and an apartment complex. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and act of God.

A portion of the Partnership's debt service is based on variable interest rates, any fluctuations in which are beyond the control of the Partnership. These variances could, for example, impact the Partnership's projected cash flow and cash requirements as well as ability to pay distributions to the limited partners.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties V, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 56 through 58 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                     ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 25, 1997



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995



                                                        1996            1995
                                                     -----------     -----------

ASSETS

Cash and equivalents                                 $   315,816     $   218,331
Cash and equivalents - restricted                         84,992          56,318
Accounts receivable, net of allowance
 for doubtful accounts of $15,899 (1996)
 and $53,582 (1995)                                      517,267         766,624
Land, buildings and amenities, net                    24,972,650      26,149,956
Asset held for development, net                        2,279,098       2,432,950
Asset held for sale                                    1,152,868       1,152,868
Other assets                                           1,011,565         760,426
                                                     -----------     -----------

                                                     $30,334,256     $31,537,473
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                          $22,688,331     $22,839,940
Accounts payable - operations                            256,451         365,431
Accounts payable - construction                          215,059         231,566
Security deposits                                        152,931         147,330
Other Liabilities                                         39,865          35,717
                                                     -----------     -----------

                                                      23,352,637      23,619,984

Commitments and Contingencies

Partners' equity                                       6,981,619       7,917,489
                                                     -----------     -----------

                                                     $30,334,256     $31,537,473
                                                     ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.




                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                   1996              1995               1994
                                                -----------      -----------        -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $9,566 (1996),
   $34,423 (1995) and $12,593 (1994)            $ 5,665,972      $ 5,328,772        $ 3,753,848
 Interest and other income                           27,728           59,954             33,270
                                                -----------      -----------        -----------

                                                  5,693,700        5,388,726          3,787,118
Expenses:
 Operating expenses                               1,077,906          960,770            693,633
 Operating expenses - affiliated                    515,018          504,206            446,642
 Write-off of unamortized tenant
  improvements                                         --              4,719             32,649
 Amortization of capitalized leasing
  costs                                              18,735           30,880             11,888
 Interest expense                                 1,997,728        2,189,900            955,956
 Management fees                                    342,292          322,257            226,081
 Real estate taxes                                  548,428          526,099            365,306
 Professional and administrative
  expenses                                          117,174          203,413            150,503
 Professional and administrative
  expenses - affiliated                             180,699          154,275            149,295
 Depreciation and amortization                    1,681,572        1,788,821          1,260,104
                                                -----------      -----------        -----------

                                                  6,479,552        6,685,340          4,292,057
                                                -----------      -----------        -----------

Loss before extraordinary item                     (785,852)      (1,296,614)          (504,939)
Extraordinary item - write-off of
unamortized loan costs                              (50,118)            --                 --
                                                -----------      -----------        -----------

Net loss                                        $  (835,970)     $(1,296,614)       $  (504,939)
                                                ===========      ===========        ===========

Net loss allocated to the limited
 partners                                       $  (827,610)     $(1,283,648)       $  (499,890)
                                                ===========      ===========        ===========

Net loss per limited partnership Unit:
 Loss before extraordinary item                 $    (21.84)     $    (35.78)       $    (13.93)
 Extraordinary item                                   (1.39)            --                 --
                                                -----------      -----------        -----------

 Net loss                                       $    (23.23)     $    (35.78)       $    (13.93)
                                                ===========      ===========        ===========

Weighted average number of limited
 partnership units                                   35,632           35,876             35,876
                                                ===========      ===========        ===========

The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                        Limited        General
                                        Partners       Partners        Total
                                        --------       --------        -----
Balances at December 31, 1993         $ 9,892,477    $   (94,798)   $ 9,797,679

 Net loss                                (499,890)        (5,049)      (504,939)

 Distributions declared                   (77,851)          (786)       (78,637)
                                      -----------    -----------    -----------

Balances at December 31, 1994           9,314,736       (100,633)     9,214,103

 Net loss                              (1,283,648)       (12,966)    (1,296,614)
                                      -----------    -----------    -----------

Balances at December 31, 1995           8,031,088       (113,599)     7,917,489

 Net loss                                (827,610)        (8,360)      (835,970)

 Repurchase of Limited Partnership
  Units                                   (99,900)          --          (99,900)
                                      -----------    -----------    -----------

Balances at December 31, 1996         $ 7,103,578    $  (121,959)   $ 6,981,619
                                      ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                                              NTS-PROPERTIES V,

                                       A Maryland Limited Partnership

                                          STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                               1996                  1995                  1994
                                                           ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (835,970)         $ (1,296,614)         $   (504,939)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Provision for doubtful accounts                                 9,566                34,423                12,593
  Write-off of unamortized tenant improvements                     --                   4,719                32,649
  Write-off of unamortized loan costs                            50,118                  --                    --
  Amortization of capitalized leasing costs                      18,735                30,880                11,888
  Depreciation and amortization                               1,681,572             1,788,821             1,260,104
  Changes in assets and liabilities:
   Cash and equivalents - restricted                            (42,395)              (25,712)               (5,855)
   Accounts receivable                                          239,791               215,134                91,284
   Other assets                                                (102,413)               60,074               (55,093)
   Accounts payable - operations                               (108,980)               89,104               (78,869)
   Security deposits                                              5,601                11,477                  (555)
   Other liabilities                                              4,140              (349,943)                9,791
                                                           ------------          ------------          ------------

  Net cash provided by operating activities                     919,765               562,363               772,998
                                                           ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                     (310,458)             (120,488)             (687,565)
Decrease (increase) in cash and equivalents -
restricted                                                       13,721                (9,499)                 --
                                                           ------------          ------------          ------------

  Net cash used in investing activities                        (296,737)             (129,987)             (687,565)
                                                           ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                                18,546,020                  --                    --
Principal payments on mortgages and notes
 payable                                                    (18,697,629)             (738,350)             (675,791)
Capital contribution by a joint venture
 partner                                                           --                 519,225                  --
Cash distributions                                                 --                    --                (157,274)
Additions to loan costs                                        (274,034)             (202,520)                 (495)
Repurchase of limited partnership Units                         (99,900)                 --                    --
                                                           ------------          ------------          ------------

  Net cash used in financing activities                        (525,543)             (421,645)             (833,560)
                                                           ------------          ------------          ------------

  Net increase (decrease) in cash and
   equivalents                                                   97,485                10,731              (748,127)

CASH AND EQUIVALENTS, beginning of year                         218,331               207,600               955,727
                                                           ------------          ------------          ------------

CASH AND EQUIVALENTS, end of year                          $    315,816          $    218,331          $    207,600
                                                           ============          ============          ============

Interest paid on a cash basis                              $  2,037,647          $  2,188,847          $    959,537
                                                           ============          ============          ============


The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

       B)    Properties
             ----------

             The Partnership owns and operates the following properties:

             - Commonwealth Business Center Phase II, a business center with approximately 61,000 net rentable ground floor square feet and approximately 9,000 net rentable mezzanine square feet located in Louisville, Kentucky

             - University Business Center Phase I, a business center with approximately 82,000 net rentable first floor (office and service) and second floor (office) square feet and approximately 16,000 net rentable mezzanine square feet located in Orlando, Florida

             - A 90% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky

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

                - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor (office) square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida.

                - Outparcel Building Sites - approximately 6.2 acres of undeveloped land adjacent to the Lakeshore Business Center development which is zoned for commercial development.

             The Partnership also owns approximately 6.21 acres of land, adjacent to the University Place development (University Place Phase III) in Orlando, Florida which is zoned for commercial development.

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

             A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                             1996         1995          1994
                                          ---------   -----------    ---------

              Net loss                    $(835,970)  $(1,296,614)   $(504,939)

              Items handled differently
               for tax purposes:
                Depreciation and
                 amortization                254,781       422,071      145,662
                Capitalized leasing
                 costs                        14,484           514        7,775
                Rental income                227,838       145,460       35,622
                Allowance for doubtful
                 accounts                   (37,682)         5,249       12,364
                Write-off of unamortized
                 tenant improvements           (840)      (45,871)    (160,586)
                                           ---------     ---------    ---------

              Taxable loss                $(377,389)    $(769,191)   $(464,102)
                                           =========     =========    =========

       -------------------------------------------

       E)    Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of the joint venture properties, in substance, is not subject to joint control. The managing general partners of the sole general partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners.
             Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the general partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provides the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows for the years presented given the commonality of the Partnership operations.

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

    -------------------------------------------

       H)    Basis of Property and Depreciation - Continued
             ----------------------------------------------

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifics circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 1996 did not result in an impairment loss.

       I)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $458,504 and $682,189 as of December 31, 1996 and 1995, respectively.

             All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with initial leasing of the properties are capitalized and amortized over a five year period.

       J)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1996, 1995 and 1994.

       K)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       L)    Reclassifications of 1995 and 1994 Financial Statements
             -------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform with December 31, 1996 classifications. These reclassifications have no effect on previously reported operations.

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

 3.    Investment in Joint Ventures
       ----------------------------


       A)    NTS Willows Phase II Joint Venture
             ----------------------------------

             In 1984, the Partnership entered into a joint venture agreement with NTS-Properties IV, an affiliate of the General Partner of the Partnership, to develop and construct a 144 unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. NTS-Properties IV contributed land valued at $800,000 and the Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 90% at December 31, 1996. The Partnership's share of the joint venture's net operating income was $61,658 (1996), $39,402(1995) and $77,452 (1994).

       B)    NTS Ft. Lauderdale Office Joint Venture
             ---------------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop an approximately 103,000 square-foot commercial business center known as Lakeshore Business Center Phase I, located in Fort Lauderdale, Florida.

             NTS-Properties IV contributed land valued at $1,752,982 and the Partnership contributed approximately $9,170,000, the construction and carrying costs of the business center. The net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income was $10,809 (1995) and $93,602
             (1994).

             On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. Refer to Note 3D for a further discussion of the new joint venture.

       C)    NTS University Boulevard Joint Venture
             --------------------------------------

             In 1989, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd., an affiliate of the general partner of the Partnership, to develop an approximately 88,000 square foot commercial business center (includes 10,000 square feet of mezzanine space) known as University Business Center Phase II, located in Orlando, Florida. The Partnership contributed land valued at $1,460,000 and NTS-Properties Plus Ltd. contributed development and carrying costs of approximately $8 million. In connection with the construction of University Business Center Phase I, the Partnership incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, NTS-Properties Plus Ltd. paid approximately $747,000 to the Partnership for Phase II's share of the common area costs. The net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income was $2,722 (1995) and $29,617 (1994).

             On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. For a further discussion of the new joint venture. Refer to Note 3D for a further discussion of the new joint venture.

       ---------------------------------------

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

             Property (Net Asset Contributed)         Contributing Owner
             --------------------------------         ------------------

             Lakeshore Business Center                NTS-Properties IV and NTS-
             Phase I ($6,249,667)                     Properties V

             Lakeshore Business Center                NTS-Properties Plus Ltd.
             Phase II (-$1,023,535)

             Undeveloped land adjacent to the         NTS - Properties Plus Ltd.
             Lakeshore Business Center
             development (3.8 acres)(-$670,709)

             Undeveloped land adjacent to the         NTS/Fort Lauderdale, Ltd.
             Lakeshore Business Center
             development (2.4 acres)($27,104)

             University Business Center               NTS-Properties V and NTS-
             Phase II ($953,236)                      Properties Plus Ltd.

       Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS/Properties IV contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 69% at December 31, 1996. The Partnership's share of the joint ventures net operating loss was $683,988 (1996) and $856,189 (1995).

 4.    Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                               1996         1995
                                           -----------   -----------

           Land and improvements           $ 9,768,140   $ 9,765,122
           Buildings and improvements       32,496,783    32,297,041
           Amenities                           330,592       326,124
                                           -----------   -----------

                                            42,595,515    42,388,287
           Less accumulated depreciation    17,622,865    16,238,331
                                           -----------   -----------

                                           $24,972,650   $26,149,956
                                           ===========   ===========

 5.    Asset Held for Development
       --------------------------

       As of December 31, 1996, the Partnership owned approximately 6.21 acres of land adjacent to the University Place development in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,272,098 million is land cost, capitalized interest and common area costs. The Partnership plans to use the land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.


6.     Asset Held for Sale
       -------------------

       As of December 31, 1996, the L/U II Joint Venture owned approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1996 in the asset held for sale is $1,152,868. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.


7.     Mortgages and Notes Payable
       ---------------------------

       Mortgages and notes payable as of December 31 consist of the following:


                                                  1996               1995
                                                 ------             ------
       Mortgage  payable with an insurance
       company bearing interest at a fixed
       rate of 7.65%, due February 1, 2008,
       secured by land and building            $ 4,876,477       $     --

       Mortgage payable with an insurance
       company bearing interest at fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building              4,101,627             --

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 8.125%, due August 1, 2008
       secured by land and building              3,931,435             --

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 8.125%, due August 1, 2008
       secured by land and building              3,812,300             --

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                 2,893,401         2,929,404

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                 1,727,404         1,748,897

                              (Continued next page)

       ---------------------------------------

                                                   1996               1995
                                                  ------             ------
       Note  payable with a bank  bearing
       interest at the Prime Rate, due
       February 1, 2009, secured by land
       and building                             $ 1,345,687       $     --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by
       land and building                             --             6,371,930

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by
       land                                          --             3,973,802

       Note payable to a bank bearing
       interest at a fixed rate of
       10.6%,due January 31, 1998, secured
       by land                                       --               854,298

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by
       land                                          --               324,227

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by
       land                                          --               235,382

       Note payable to a bank bearing
       interest at the Prime Rate + 1% due
       March 31, 1996, secured by land and
       buildings                                     --             6,402,000
                                               ------------       ------------

                                              $ 22,688,331       $ 22,839,940
                                               ============       ============

The Prime Rate was 8.25% at December 31, 1996 and was 8.5% at December 31, 1995.

The mortgages are payable in monthly installments of $274,954 which include principal, interest and property tax escrow. Scheduled maturities of debt are as follows:

       For the Years Ended December 31,                     Amount
       --------------------------------                  -----------
                      1997                               $ 1,060,858
                      1998                                 1,148,655
                      1999                                 1,243,728
                      2000                                 1,346,679
                      2001                                 1,458,162
                   Thereafter                             16,430,249
                                                         -----------
                                                         $22,688,331
                                                         ===========

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $24,200,000.

8.     Interest Repurchase Reserve
       ---------------------------

       On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the
       Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With these funds, the Partnership repurchased 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996, of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. On August 30, 1996, the Partnership elected to fund an additional $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership repurchased an additional 370 Units at a price of $135 per Unit. Through December 31, 1996, 740 Units have been repurchased for $99,900. Repurchased Units are retired by the Partnership, thus increasing the share of ownership remaining investor.

9.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1996:

           For the Years Ended December 31:                   Amount
           --------------------------------                ------------

                                1997                       $  2,999,148
                                1998                          2,500,356
                                1999                          1,989,251
                                2000                          1,477,650
                                2001                            859,595
                             Thereafter                         665,467
                                                           ------------
                                                           $ 10,491,467
                                                           ============

10.    Related Party Transactions
       --------------------------

       Pursuant to an agreement with the Partnership, property management fees of $342,292 (1996), $322,257 (1995), and $226,081 (1994) were paid to NTS
       Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $17,511 and $14,046 as a repair and maintenance fee during the years ended December 31, 1996 and 1995, respectively, and has capitalized this cost as part of land, building and amenities.

       As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges included items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, building and amenities.

       --------------------------------------

       The charges were as follows:


                                    1996       1995       1994
                                  --------   --------   --------

               Leasing            $242,890   $206,008   $189,587
               Administrative      236,800    175,982    201,485
               Property manager    313,048    315,575    270,058
               Other                28,846      9,108     13,954
                                  --------   --------   --------

                                  $821,584   $706,673   $675,084
                                  ========   ========   ========


11.    Commitments and Contingencies
       -----------------------------

       Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 15% of the partnership's total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

       In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

       -----------------------------------------

       Prior to December 31, 1996, the Partnership received notice that a tenant occupying approximately 30% of Commonwealth Business Center Phase II's net rentable square feet will vacate the business center at the end of the lease term. The Partnership will actively seek new tenants to occupy the vacant space. At this time, the extent and cost of the tenant improvements which will be required to attract new tenants remains unknown.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure
--------------------


N/A



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

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

The partners of NTS-Properties Associates V are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 55) is the managing general partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

Richard L. Good
---------------

Mr. Good (age 57), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm Nashville, Tennessee.

John W. Hampton
---------------

Mr. Hampton (age 47) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11. Management Remuneration and Transactions
         ----------------------------------------


The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the general partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS Development Company provides certain other services to the
Partnership. See Note 9 to the financial statements which sets forth transactions with affiliates of the general partner for the years ended December 31, 1996, 1995 and 1994.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocation and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 28, 1996.

       BKK Financial, Inc
       2810 Willow Lake Drive
       Indianapolis, Indiana 46268                      1,879 Units (5.2%)

BKK Financial, Inc. Is owned 49% each by the majority age of daughters of and 2% by the spouse of, Mr. J.D. Nichols, who is a general partner of NTS-Properties Associates V, the general partner of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Pursuant to an agreement with the Partnership, property management fees of $342,292 (1996), $322,257 (1995), and $226,081 (1994) were paid to NTS
Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $17,511 and $14,046 as a repair and maintenance fee during the years ended December 31, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities.

         ----------------------------------------------------------

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                    1996       1995       1994
                                  --------   --------   --------

               Leasing agents     $242,890   $206,008   $189,587
               Administrative      236,800    175,982    201,485
               Property manager    313,048    315,575    270,058
               Other                28,846      9,108     13,954
                                  --------   --------   --------

                                  $821,584   $706,673   $675,084
                                  ========   ========   ========


There were no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1996, 1995 and 1994 together with the report of Arthur Andersen LLP, dated February 25, 1997, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                               Page No.

        III-Real Estate and Accumulated Depreciation              56-58

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

4.      Reports on Form 8-K

        Form 8-K was filed December 23, 1996 to report in Item 5 that the Partnership had received notice that Philip Crosby Associates, Inc. (Crosby) does not intend to pay full rental due under its lease from and after January 1997. Crosby leases the majority of the space in University Business Center Phase II, which is owned by the Lakeshore/ University II Joint Venture. The Partnership owns a 69% interest in this Joint Venture.



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1996




                                             Commonwealth      University                           Lakeshore
                                               Business         Business         The Willows        Business
                                                Center           Center          of Plainview        Center
                                               Phase II          Phase I           Phase II          Phase I
                                               --------          -------           --------          -------
Encumbrances                                         (A)               (B)               (B)               (B)

Initial cost to partnership:
  Land                                       $   946,039       $ 1,576,346       $ 1,604,739       $ 2,250,741
  Buildings and improvements                   1,574,747         2,650,105         5,654,188         3,592,918

Cost capitalized subsequent to
 acquisition
  Improvements                                 1,987,155         3,508,263            52,706         2,924,139
  Other (C)                                         --                --                --          (1,351,170)
  Carrying costs                                    --                --                --                --

Gross amount at which carried
 December 31, 1996:
  Land                                       $   994,796       $ 1,630,177       $ 1,594,976       $ 1,858,583
  Buildings and improvements                   3,513,145         6,104,537         5,716,657         5,558,045
                                             -----------       -----------       -----------       -----------

  Total                                      $ 4,507,941       $ 7,734,714       $ 7,311,633       $ 7,416,628
                                             ===========       ===========       ===========       ===========

Accumulated depreciation                     $ 2,501,890       $ 3,565,879       $ 3,243,876       $ 3,333,396
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



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1996




                                         University     Lakeshore
                                          Business      Business
                                           Center        Center         Total
                                          Phase II      Phase II     Pages 56-57
                                          --------      --------     -----------
Encumbrances                                   (A)            (A)

Initial cost to partnership:
  Land                                 $   356,625    $ 2,554,955    $ 9,289,445
  Buildings and improvements             1,038,524      5,849,946     20,360,428

Cost capitalized subsequent to
 acquisition
  Improvements                              33,807         89,084      8,595,154
  Other (B)                              5,701,658           --        4,350,488
  Carrying costs                              --             --             --

Gross amount at which carried
 December 31, 1996 (C):
  Land                                 $ 1,134,653    $ 2,554,955    $ 9,768,140
  Buildings and improvements             5,995,961      5,939,030     32,827,375
                                       -----------    -----------    -----------

  Total                                $ 7,130,614    $ 8,493,985    $42,595,515
                                       ===========    ===========    ===========

Accumulated depreciation               $ 2,051,555    $ 2,926,269    $17,622,865
                                       ===========    ===========    ===========

Date of construction                         12/90            N/A

Date Acquired                                  N/A          01/95

Life at which depreciation in
 latest income statement is
 computed                                      (D)            (D)


(A)     First mortgage held by an insurance company.

(B) Represents NTS-Properties V's increased interest in University Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

(C)     Aggregate cost of real estate for tax purposes is $39,773,997.

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




                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                   Real             Accumulated
                                                  Estate           Depreciation
                                                  ------           ------------

Balances at December 31, 1993                  $ 29,309,717        $ 11,226,795

Additions during period:
 Improvements                                       511,919                --
 Depreciation (a)                                      --             1,056,551

Deductions during period:
 Retirements                                       (314,390)           (281,734)
                                               ------------        ------------

Balances at December 31, 1994                    29,507,246          12,001,612

Additions during period:
 Improvements                                       190,456                --
 Depreciation (a)                                      --             1,554,907
 Other (b)                                       14,106,559           3,366,067

Deductions during period:
 Retirements                                        (64,804)            (60,086)
 Other (c)                                       (1,351,170)           (624,169)
                                               ------------        ------------

Balances at December 31, 1995                    42,388,287          16,238,331

 Additions during period:
 Improvements                                       297,035                --
 Depreciation (a)                                      --             1,474,241

Deductions during period:
 Retirements                                        (89,807)            (89,707)
                                               ------------        ------------

Balances at December 31, 1996                  $ 42,595,515        $ 17,622,865
                                               ============        ============


(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.
(b) Represents the increase in the Partnership's proportionate share of University Business Center Phase II's land and buildings plus the Partnership's proportionate share of Lakeshore Business Center Phase II's land and buildings under the proportionate consolidation method. Both are the result of the formation of the Lakeshore/University II Joint Venture.
(c) Represents the decrease in the Partnership's proportionate share of Lakeshore Business Center Phase I's land and buildings under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint Venture.

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

                                      NTS-PROPERTIES V, a Maryland Limited
                                      Partnership
                                                 (Registrant)

                                       BY:   NTS-Properties Associates V,
                                             General Partner
                                             BY: NTS Capital Corporation,
                                                 General Partner


                                                 /s/ John W. Hampton
                                                     John W. Hampton
                                                     Senior Vice President



Date:      March  27, 1997


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