Form 10-Q
period 1997-03-31
NTS PROPERTIES V
filed 1997-05-15
CIK 745302

UNITED STATES

                                     SECURITIES AND EXCHANGE COMMISSION

                                           Washington, D. C. 20549

                                                  FORM 10-Q

(Mark one)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended          March 31, 1997
                                           -------------------------

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

                                TABLE OF CONTENTS


                                                                  Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of March 31, 1997 and December 31, 1996              3

            Statements of Operations
              For the three months ended March 31, 1997 and 1996      4

            Statements of Cash Flows
              For the three months ended March 31, 1997 and 1996      5

            Notes To Financial Statements                           6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  9-18


                                     PART II

1.     Legal Proceedings                                             19
2.     Changes in Securities                                         19
3.     Defaults upon Senior Securities                               19
4.     Submission of Matters to a Vote of Security Holders           19
5.     Other Information                                             19
6.     Exhibits and Reports on Form 8-K                              19

Signatures                                                           20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                   As of             As of
                                               March 31, 1997  December 31, 1996*
                                               --------------  -----------------
ASSETS

Cash and equivalents                            $   243,683       $   315,816
Cash and equivalents - restricted                   205,480            84,992
Accounts receivable, net of allowance
 for doubtful accounts of $15,899 (1997)
 and (1996)                                         484,671           517,267
Land, buildings and amenities, net               24,678,273        24,972,650
Asset held for development, net                   2,240,635         2,279,098
Asset held for sale                               1,152,868         1,152,868
Other assets                                      1,026,431         1,011,565
                                                -----------       -----------

                                                $30,032,041       $30,334,256
                                                ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                      $22,428,520       $22,688,331
Accounts payable - operations                       341,306           256,451
Accounts payable - construction                     181,447           215,059
Security deposits                                   163,800           152,931
Other liabilities                                   184,944            39,865
                                                -----------       -----------

                                                 23,300,017        23,352,637

Commitments and Contingencies

Partners' equity                                  6,732,024         6,981,619
                                                -----------       -----------

                                                $30,032,041       $30,334,256
                                                ===========       ===========

                                      Limited          General
                                     Partners          Partner         Total
                                     --------          -------         -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 30,582,037    $        100    $ 30,582,137
Net income (loss) - prior years      (7,952,573)         33,468      (7,919,105)
Net loss - current year                (247,100)         (2,496)       (249,596)
Cash distributions declared to
 date                               (15,389,204)       (155,528)    (15,544,732)
Repurchase of limited
 partnership Units                     (136,680)           --          (136,680)
                                   ------------    ------------    ------------

Balances at March 31, 1997         $  6,856,480    $   (124,456)   $  6,732,024
                                   ============    =============    ============


*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS




                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------

                                                      1997              1996
                                                  ------------      ------------
Revenues:
 Rental income                                     $ 1,355,746      $ 1,391,314
 Interest and other income                               6,577            4,161
                                                   -----------      -----------

                                                     1,362,323        1,395,475
Expenses:
 Operating expenses                                    277,992          252,141
 Operating expenses - affiliated                       160,830          135,966
 Amortization of capitalized leasing
  costs                                                  5,203             --
 Interest expense                                      442,606          540,524
 Management fees                                        82,857           85,699
 Real estate taxes                                     139,998          134,449
 Professional and administrative
  expenses                                              27,767           26,087
 Professional and administrative
  expenses - affiliated                                 56,350           42,506
 Depreciation and amortization                         418,316          428,017
                                                   -----------      -----------

                                                     1,611,919        1,645,389
                                                   -----------      -----------

Net loss                                           $  (249,596)     $  (249,914)
                                                   ===========      ===========

Net loss allocated to the limited
 partners                                          $  (247,100)     $  (247,415)
                                                   ===========      ===========

Net loss per limited partnership unit              $     (7.03)     $     (6.90)
                                                   ===========      ===========

Weighted average number of limited
 partnership units                                      35,136           35,876
                                                   ===========      ===========




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                                March 31,

                                                           1997         1996
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (249,596)   $  (249,914)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization of capitalized leasing costs                5,203           --
  Depreciation and amortization                          418,316        428,017
  Changes in assets and liabilities:
   Cash and equivalents - restricted                    (120,488)      (142,352)
   Accounts receivable                                    32,596         61,321
   Other assets                                          (29,939)      (123,512)
   Accounts payable - operations                          84,855         42,532
   Security deposits                                      10,869          2,910
   Other liabilities                                     145,079        131,864
                                                     -----------    -----------

  Net cash provided by operating activities              296,895        150,866
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities              (109,217)      (123,127)
Decrease in cash and equivalents - restricted               --           13,721
                                                     -----------    -----------

  Net cash used in investing activities                 (109,217)      (109,406)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage and note payable                       --        6,500,000
Principal payments on mortgages and notes payable       (259,811)    (6,517,218)
Additions to loan costs                                     --          (41,823)
                                                     -----------    -----------

  Net cash used in financing activities                 (259,811)       (59,041)
                                                     -----------    -----------

  Net decrease in cash and equivalents                   (72,133)       (17,581)

CASH AND EQUIVALENTS, beginning of period                315,816        218,331
                                                     -----------    -----------

CASH AND EQUIVALENTS, end of period                  $   243,683    $   200,750
                                                     ===========    ===========

Interest paid on a cash basis                        $   449,466    $   553,035
                                                     ===========    ===========

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1997 and 1996.

1.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

2.    Mortgages and Note Payable
      --------------------------

      Mortgages and note payable consist of the following:


                                                  March 31,      December 31,
                                                    1997              1996
                                                    ----              ----
     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.65%, due February 1, 2008,
     secured by land and building               $  4,806,603      $  4,876,477

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                  4,048,272         4,101,627

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                  3,880,293         3,931,435

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                  3,762,709         3,812,300

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5% due December 5, 2003,
     secured by land, buildings and
     amenities                                     2,881,555         2,893,401

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5% due December 5, 2003,
     secured by land, buildings and
     amenities                                     1,720,331         1,727,404

     Note payable to a bank, bearing
     interest at the Prime Rate, due
     February 1, 2009, secured by land
     and building                                  1,328,757         1,345,687
                                                  ------------      ------------

                                                 $ 22,428,520      $ 22,688,331
                                                  ============      ============

     ---------------------------------------

      The Prime Rate was 8.5% at March 31, 1997 and was 8.25% at December 31,
      1996

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $23,900,000.

3.    Related Party Transactions
      --------------------------

      Pursuant to an agreement with the Partnership, property management fees of $82,857 and $85,699 for the three months ended March 31, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $5,981 and $2,356 as a repair and maintenance fee during the three months ended March 31, 1997 and 1996, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                            1997           1996
                                          ---------      ---------
               Administrative             $  71,553      $  58,879
               Leasing                       73,647         70,392
               Property manager              93,389         77,235
               Other                            623            412
                                           --------       --------
                                          $ 239,212      $ 206,918
                                           ========       ========


4.  Commitment and Contingencies
    ----------------------------

      Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has a 69% interest. The original lease term is for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. The Joint Venture has

      ----------------------------------------

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

      In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November
      1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                   1997             1996
                                                   ----             ----
Wholly-owned Properties

Commonwealth Business Center Phase II               56%              67%

University Business Center Phase I                 100%              95%

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at March 31, 1997)

The Willows of Plainview Phase II (90%)             86%              97%

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1997)

Lakeshore Business Center Phase I (69%)             95%              97%

Lakeshore Business Center Phase II (69%)            94%              72%

University Business Center Phase II (69%)           99%              99%

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1997 and 1996 was as follows:


                                                   1997          1996
                                                 ---------     ---------
Wholly-owned Properties

Commonwealth Business Center Phase II            $ 140,828     $ 125,735

University Business Center I                     $ 389,419     $ 362,807

Property Owned in Joint Venture with
NTS-Properties IV (Ownership % at March
31, 1997)

The Willows of Plainview Phase II (90%)          $ 288,546     $ 281,652

Property Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1997)

Lakeshore Business Center Phase I (69%)          $ 244,909     $ 237,135

Lakeshore Business Center Phase II (69%)         $ 229,859     $ 181,691

University Business Center Phase II (69%)        $  65,196     $ 205,053

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

----------------------------------

The 11% decrease in occupancy at Commonwealth Business Center Phase II from March 31, 1996 to March 31, 1997 is a result of four tenant move-outs, totalling 23,600 square feet. Included in this total are three tenants totalling 22,000 square feet, which vacated at the end of the lease term. The other tenant, who had occupied approximately 1,600 square feet, vacated the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. Partially offsetting the move-outs are three new leases for approximately 17,400 square feet. Included in this total is a five year lease for approximately 14,000 square feet. Average occupancy for the three months ended March 31 increased from 67% (1996) to 77% (1997). The increase in rental and other income at Commonwealth Business Center Phase II for the three months ended March 31, 1997 as compared to the same period in 1996 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

Subsequent to March 31, 1997, a lease for approximately 11,300 square feet was signed at Commonwealth Business Center Phase II. The tenant took occupancy during the second quarter of 1997. With this new lease, the Business Center's occupancy has improved to 75%. There are no material commitments for tenant improvements connected with this lease. The Partnership will actively seek new tenants to occupy the remaining vacant space. At this time, the extent and cost of the tenant improvements required to attract new tenants is unknown.

The 5% increase in occupancy at University Business Center Phase I from March 31, 1996 to March 31, 1997 is a result of four new leases totalling approximately 7,700 square feet. Partially offsetting the new leases are three tenant move-outs of approximately 3,500 square feet. Approximately 1,800 square feet of the move-outs represents two tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,700 square feet, represents a tenant who vacated prior to the end of the lease term. The move-out was the result of a downsizing by the tenant's parent company. The tenant paid the Partnership a lease termination fee of approximately $5,800 (recorded as rental income) in the third quarter of 1996. There was no accrued income associated with this lease. Average occupancy at University Business Center Phase I for the three months ended March 31 increased from 95% (1996) to 99% (1997). The increase in rental and other income at University Business Center Phase I for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy decreased from 97% as of March 31, 1996 to 86% as of March 31, 1997. Average occupancy decreased from 96% for the three months ended March 31, 1996 to 89% for the same period in 1997. In the opinion of the General Partner of the Partnership, the decrease in occupancy at the Willows of Plainview Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results.

---------------------------------

The increase in rental and other income at The Willows of Plainview Phase II for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to an increase in income from fully furnished units and an increase in rental rates partially offset by the decrease in average occupancy. Fully furnished units are apartments which rent at an additional premium above base rent.

The 2% decrease in occupancy at Lakeshore Business Center Phase I from March 31, 1996 to March 31, 1997 can be attributed to five tenants move-outs totalling approximately 10,300 square feet. The five move-outs consist of one tenant vacating at the end of the lease term (1,800 square feet), one tenant exercising a termination option (1,600 square feet - no termination fee was required) and three tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet - tenant paid rent through end of lease), one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee (recorded as rental income) of approximately $7,000 of which the Partnership's proportionate share is approximately $4,800 or 69%) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. The move-outs are partially offset by six new leases totalling approximately 7,300 square feet and an expansion by a current tenant of its existing space totalling 1,000 square feet. Average occupancy for the three months ended March 31 decreased from 98% in 1996 to 94% in 1997. The increase in rental and other income at Lakeshore Business Center Phase I for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to an increase in common area expense reimbursements and the lease termination fee received in the first quarter of 1997 (discussed above). There was no similar fee received in the first quarter of 1996. Partially offsetting the increase in rental and other income at Lakeshore Business Center Phase I is the decrease in average occupancy.

As of March 31, 1997 Lakeshore Business Center Phase I has approximately 2,000 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the second quarter of 1997. With the new lease, the business center's occupancy should improve to 97%. See the Liquidity and Capital Resources section of this item for the tenant finish commitment relating to this lease.

The 22% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1996 to March 31, 1997 can be attributed to seven new leases totalling approximately 24,400 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building, occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases is a downsizing by a current tenant of its existing space of approximately 3,600 square feet. The downsizing was a result of a decision by the tenant's management to centralize its warehouse operation with another location. The downsizing was done in conjunction with a lease renewal; therefore, there was no write-off of accrued income. Average occupancy at Lakeshore Business Center Phase II increased for the three months ended March 31 from 72% (1996) to 91% (1997). The increase in rental and other income at Lakeshore Business Center Phase II for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due primarily to the increase in average occupancy.

---------------------------------

Philip Crosby Associates, Inc, ("Crosby") has leased 100% of the University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at March 31, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II for the three months ended March 31, 1997 as compared to the same period in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $48,000 or 69%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 1997 and 1996.

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

The increase in interest and other income for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to the forfeit of a deposit in 1997 (recorded as other income) which had been received in connection with a contract for the sale of a parcel of land owned by the L/U II Joint Venture. The contract for sale was cancelled by the purchaser due to the fact that bids for construction exceeded their borrowing potential. There was no similar income in the 1996 period.

The increase in operating expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily the result of increased legal fees at Lakeshore Business Center Phase I and increased carpet and vinyl replacement costs at the Willows of Plainview Phase II.

The increase in operating expenses - affiliated for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to increased leasing costs at Commonwealth Business Center Phase II and increased property management costs at all of the Partnership's properties except for Commonwealth Business Center Phase II. Operating expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

---------------------------------

The increase in the amortization of capitalized leasing costs for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to the addition of special tenant allowances at Lakeshore Business Center Phase II and University Business Center Phase I since March 31, 1996.

The decrease in interest expense for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily the result of the lower interest rate on the permanent financings obtained in July 1996 by the L/U II Joint Venture (8.125% compared to 10.6% on the previous debt). The decrease can also be attributed to continued principal payments on the mortgages and note payable of the Partnership and its Joint Venture properties. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily a result of increased property assessments for Lakeshore Business Center Phase I and University Business Center Phases I and II.

The change in professional and administrative expenses for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

The increase in professional and administrative expenses - affiliated for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily the result of increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has decreased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to a portion of the Partnership's assets having become fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5
- 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $39,800,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $296,895 and $150,866 for the three months ended March 31, 1997 and 1996, respectively. No distribution was declared during the last nine months of 1994 and all of 1995 as a result of a loan covenant pursuant to a 1993 loan agreement which required the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The loan was repaid in January 1996. No distributions were declared during 1996 or during the three months ended March 31, 1997. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at March 31) were $243,683 and $200,750 at March 31, 1997 and 1996, respectively.

-------------------------------------------

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

As of March 31, 1997, the Partnership had a mortgage loan with an insurance company in the amount of $4,806,603. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1997, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at March 31, 1997 were $5,847,568, $5,604,931 and $5,435,084 for a total of $16,887,583. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at March 31, 1997 was $4,048,272, $3,880,293 and $3,762,709
respectively, for a total of $11,691,274. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of March 31, 1997, The Willows of Plainview Phase II, had two mortgage loans each with an insurance company in the amount of $3,208,859 and $1,915,736. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of March 31, 1997 was $4,601,886 ($2,881,555 and $1,720,331). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of March 31, 1997, the Partnership had a note payable with a bank in the amount of $1,328,757. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). Under the loan agreement, an additional $200,000 is available for future funding and will be disbursed by February 1, 1999 in one advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years. 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and
4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities in 1996 were the result of the release of funds which were being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows provided by financing activities are

-------------------------------------------

from debt refinancings obtained in 1996 (loans secured by the assets of Commonwealth Business Center Phase II and University Business Center Phase I). Cash flows used in financing activities are for loan costs and principal payments on mortgages and notes payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

Due to the fact that no distributions were made during the three months ended March 31, 1997 and 1996, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of March 31, 1997, the Partnership has accrued approximately $160,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992).

The remaining balance in accounts payable - construction at March 31, 1997 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation. None of the Partnership's properties were in the construction stage as of March 31, 1997.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased through the end of their term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet ( or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately

-------------------------------------------

21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when Crosby's lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The sources of funds for this commitment is expected to be cash flows from operations and/or cash reserves.

As of March 31, 1997, the L/U II Joint Venture had a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $38,000 or 69%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1997.

In the next twelve months, the demand on future liquidity is anticipated to increase as a result of the commitments made for a special tenant finish allowance and tenant finish improvements (see above). A demand on future liquidity is also expected as a result of the Crosby situation at University Business Center Phase II (discussed above). Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

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

-------------------------------------------

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

The Partnership owns approximately 6.21 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,240,635 is land cost, capitalized interest and common area costs. The Partnership plans to use the remaining land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1997 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates ", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

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

The Partnership's principal activity is the leasing and management of commercial office buildings, business centers and an apartment complex. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

--------------------------------------------

A portion of the Partnership's debt service is based on variable interest rates, any fluctuations in the rate are beyond the control of the Partnership. These variances could, for example, impact the Partnership's projected cash flow and cash requirements as well as its ability to pay distributions to the limited partners.

PART II.  OTHER INFORMATION

1.      Legal Proceedings

        None

2.      Changes in Securities

        None

3.      Defaults upon Senior Securities

        None

4.      Submission of Matters to a Vote of Security Holders

        None

5.      Other Information

        None

6.      Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties V has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NTS-PROPERTIES V, a Maryland Limited
                                    ------------------------------------
                                    Partnership
                                    ------------
                                      (Registrant)

                                    By:     NTS-Properties Associates V,
                                            General Partner
                                            By:   NTS Capital Corporation,
                                                  General Partner


                                             /s/ John W. Hampton
                                             -----------------------------
                                             John W. Hampton
                                             Senior Vice President



Date:    May 12, 1997