Form 10-Q
period 1997-06-30
NTS PROPERTIES V
filed 1997-08-13
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

                                TABLE OF CONTENTS


                                                                Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of June 30, 1997 and December 31, 1996             3

            Statements of Operations
              For the three months and six months ended
           June 30, 1997 and 1996                                   4

            Statements of Cash Flows
              For the three months and six months ended
               June 30, 1997 and 1996                               5

            Notes To Financial Statements                         6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations               10-18


                                     PART II

1.     Legal Proceedings                                           19
2.     Changes in Securities                                       19
3.     Defaults upon Senior Securities                             19
4.     Submission of Matters to a Vote of Security Holders         19
5.     Other Information                                           19
6.     Exhibits and Reports on Form 8-K                            19

Signatures                                                         20


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                              As of             As of
                                          June 30, 1997    December 31, 1996*
                                          --------------   -----------------
ASSETS
Cash and equivalents                      $   225,197        $   315,816
Cash and equivalents - restricted             326,857             84,992
Accounts receivable, net of allowance
 for doubtful accounts of $15,207 (1997)
 and $15,899 (1996)                           432,092            517,267
Land, buildings and amenities, net         24,371,912         24,972,650
Asset held for development, net             2,202,172          2,279,098
Asset held for sale                         1,152,868          1,152,868
Other assets                                  969,562          1,011,565
                                          -----------        -----------

                                          $29,680,660        $30,334,256
                                          ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                $22,166,175        $22,688,331
Accounts payable - operations                 279,731            256,451
Accounts payable - construction               170,371            215,059
Security deposits                             174,542            152,931
Other liabilities                             332,199             39,865
                                          -----------        -----------

                                           23,123,018         23,352,637

Commitments and Contingencies

Partners' equity                            6,557,642          6,981,619
                                          -----------        -----------

                                          $29,680,660        $30,334,256
                                          ===========        ===========

                                      Limited        General
                                     Partners        Partner          Total
                                   ------------    -----------    --------------
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 30,582,037    $        100    $ 30,582,137
Net income (loss) - prior years      (7,952,573)         33,468      (7,919,105)
Net loss - current year                (419,738)         (4,240)       (423,978)
Cash distributions declared to
 date                               (15,389,204)       (155,528)    (15,544,732)
Repurchase of limited
 partnership Units                     (136,680)           --          (136,680)
                                   ------------    ------------    ------------

Balances at June 30, 1997          $  6,683,842    $   (126,200)   $  6,557,642
                                   ============    ============    ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.


                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                         Three Months Ended            Six Months Ended
                                              June 30,                      June 30,
                                    --------------------------    --------------------------
                                        1997          1996           1997            1996
                                    ------------   -----------    -----------    -----------
REVENUES:
 Rental income                      $ 1,408,207    $ 1,395,285    $ 2,763,953    $ 2,786,598
 Interest and other income                4,878          8,376         11,456         12,537
                                    -----------    -----------    -----------    -----------

                                      1,413,085      1,403,661      2,775,409      2,799,135

EXPENSES:
  Operating expenses                    289,360        246,924        567,355        498,087
  Operating expenses - affiliated       128,319        125,532        289,149        261,498
  Amortization of capitalized
     leasing costs                        5,203          7,331         10,404          8,307
  Interest expense                      447,789        526,405        890,395      1,066,929
  Management fees                        83,238         83,395        166,095        169,094
  Real estate taxes                     133,564        134,494        273,562        268,941
  Professional and administrative
     expenses                            30,398         28,491         58,164         54,578
  Professional and administrative
     expenses - affiliated               58,022         36,293        114,372         78,799
  Depreciation and amortization         411,574        422,609        829,891        850,626
                                     -----------    -----------    -----------    -----------

                                      1,587,467      1,611,474      3,199,387      3,256,859
                                     -----------    -----------    -----------    -----------

Net loss                            $  (174,382)   $  (207,813)   $  (423,978)   $  (457,724)
                                     ===========    ===========    ===========    ===========

Net loss allocated to the
  limited partners                  $  (172,638)   $  (205,735)   $  (419,738)   $  (453,147)
                                     ===========    ===========    ===========    ===========
Net loss per limited partnership
   unit                             $     (4.91)   $     (5.74)   $    (11.95)   $    (12.63)
                                     ===========    ===========    ===========    ===========
Weighted average number of
  limited partnership units              35,136         35,869         35,136         35,873
                                     ===========    ===========    ===========    ===========





                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS



                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                             --------------------------    -------------------------

                                               1997            1996           1997           1996
                                            -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $  (174,382)   $  (207,813)   $  (423,978)   $  (457,724)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Amortization of capitalized leasing
     costs                                        5,203          7,331         10,404          8,307
      Depreciation and amortization             411,574        422,609        829,891        850,626
      Changes in assets and liabilities:
        Cash and equivalents - restricted      (121,377)      (127,947)      (241,865)      (270,299)
        Accounts receivable                      52,579         53,189         85,175        114,510
        Other assets                             41,795          6,303         11,855       (118,188)
        Accounts payable - operations           (39,345)       (11,786)        23,280         30,746
        Security deposits                        10,742         (3,857)        21,611           (947)
        Other liabilities                       147,251        130,729        292,332        262,593
                                             -----------    -----------    -----------    -----------

   Net cash provided by operating
      activities                                334,040        268,758        608,705        419,624
                                             -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                     (90,181)        (6,724)      (177,168)      (129,851)
Decrease in cash and equivalents -
  restricted                                       --             --             --           13,721
                                             -----------    -----------    -----------    -----------

   Net cash used in investing activities        (90,181)        (6,724)      (177,168)      (116,130)
                                             -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increases in mortgages payable                     --             --             --        6,500,000
Principal payments on mortgages and notes
  payable                                      (262,345)      (171,861)      (522,156)    (6,689,079)
Additions to loan costs                            --          (20,663)          --          (62,486)
Repurchase of limited partnership Units            --          (49,950)          --          (49,950)
                                             -----------    -----------    -----------    -----------

   Net cash used in financing activities       (262,345)      (242,474)      (522,156)      (301,515)
                                             -----------    -----------    -----------    -----------

   Net increase (decrease) in cash and
      equivalents                               (18,486)        19,560        (90,619)         1,979

CASH AND EQUIVALENTS, beginning of period       243,683        200,750        315,816        218,331
                                             -----------    -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period         $   225,197    $   220,310    $   225,197    $   220,310
                                             ===========    ===========    ===========    ===========

Interest paid on a cash basis               $   447,944    $   527,422    $   897,410    $ 1,080,457
                                             ===========    ===========    ===========    ===========


                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1997 and 1996.

1.  Use of Estimates in the Preparation of Financial Statements
    -----------------------------------------------------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Cash and Equivalents - Restricted
    ----------------------------------
    Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

3.  Mortgages and Note Payable
    --------------------------
    Mortgages and note payable consist of the following:



                                              June 30,          December 31,
                                                1997               1996
                                            -------------    ----------------
    Mortgage payable with an insurance
    company,  bearing interest at a fixed
    rate of 7.65%, due February 1, 2008,
    secured by land and building             $ 4,735,383      $  4,876,477

    Mortgage payable with an insurance
    company, bearing interest at a fixed
    rate of 8.125%, due August 1, 2008,
    secured by land and building               3,993,825         4,101,627

    Mortgage payable with an insurance
    company, bearing interest at a fixed
    rate of 8.125%, due August 1, 2008,
    secured by land and building               3,828,106         3,931,435

    Mortgage payable with an insurance
    company, bearing interest at a fixed
    rate of 8.125%, due August 1, 2008,
    secured by land and building               3,712,103         3,812,300

    Mortgage payable with an insurance
    company, bearing interest at a fixed
    rate of 7.5% due December 5, 2003,
    secured by land, buildings and
    amenities                                  2,870,790         2,893,401

                              (Continued next page)

     --------------------------------------
                                                June 30,         December 31,
                                                 1997               1996
                                             -----------        ------------
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 7.5% due December 5, 2003,
     secured by land, buildings and
     amenities                              $  1,713,904       $  1,727,404

     Note payable to a bank, bearing
     interest at the Prime Rate, due
     February 1, 2009, secured by land
     and building                              1,312,064          1,345,687
                                             ------------       ------------

                                            $ 22,166,175       $ 22,688,331
                                             ============       ============

     The Prime Rate was 8.5% at June 30, 1997 and was 8.25% at December 31, 1996

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $23,600,000.

4.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $166,095 and $169,094 for the six months ended June 30, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $11,447 and $3,218 as a repair and maintenance fee during the six months ended June 30, 1997 and 1996, respectively, and has capitalized this cost as part of land, buildings and amenities.

     As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended
     June 30,  1997 and  1996.  These  charges  include  items  which  have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                   1997                   1996
                                ---------              ---------

          Administrative        $ 144,777              $ 107,924
          Leasing                 116,684                113,311
          Property manager        174,326                155,519
          Other                     1,750                 12,173
                                 --------               --------

                                $ 437,537              $ 388,927
                                 ========               ========

5.  Commitments and Contingencies
    -----------------------------
    Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has a 69% interest. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See Note 6 for a further discussion regarding the current status of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

    In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.


6.  Subsequent Events
    -----------------
    Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. Subsequent to June 30, 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of any settlement will be substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default

   -----------------------------
   under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

   Also subsequent to June 30, 1997, the L/U II Joint Venture made a commitment of approximately $100,000 for tenant finish improvements and leasing costs at Lakeshore Business Center Phase II. The commitment is the result of a new six-year lease for approximately 4,200 square feet. The tenant is expected to take occupancy near the end of the third quarter of 1997. The Partnership's proportionate share of this commitment is approximately $69,000 or 69%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
----------------------
The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                     1997               1996
                                                     ----               ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II                 73%                69%

University Business Center Phase I                   100%                95%

Property Owned in Joint Venture
with NTS-Properties IV (Ownership %
at June 30, 1997)
-----------------------------------

The Willows of Plainview Phase II (90%)               94%                94%

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at
June 30, 1997)
------------------------------------

Lakeshore Business Center Phase I (69%)               97%                99%

Lakeshore Business Center Phase II (69%)              94%                80%

University Business Center Phase II (69%)             99%                99%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1997 and 1996 was as follows:


                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                           --------               --------

                                       1997       1996        1997       1996
                                     --------   --------    --------    -------
Wholly-owned Properties
-----------------------

Commonwealth Business Center
  Phase II                          $ 122,750  $ 106,235   $ 263,578  $ 231,969

University Business Center Phase I  $ 379,815  $ 351,367   $ 769,235  $ 714,173

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at June 30, 1997)
---------------------------------

The Willows of Plainview
  Phase II (90%)                    $ 308,835  $ 287,906   $ 597,381  $ 569,558

Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at June 30, 1997)
------------------------------

Lakeshore Business Center
  Phase I (69%)                     $ 241,617  $ 245,034   $ 486,526  $ 482,169

Lakeshore Business Center
  Phase II (69%)                    $ 247,402  $ 197,722   $ 477,261  $ 379,413

University Business Center
  Phase II (69%)                    $ 111,303  $ 210,821   $ 176,499  $ 415,874

   Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

The 4% increase in occupancy at Commonwealth Business Center Phase II from June 30, 1996 to June 30, 1997 is a result of three new leases for approximately 27,100 square feet. Included in this total is a five-year lease for approximately 14,000 square feet and a one-year lease for approximately 11,000 square feet. Partially offsetting the new leases are five tenant move-outs, totalling 25,200 square feet. Included in the total move-outs are four tenants, totalling 23,600 square feet, which vacated at the end of the lease term. The other tenant, who had occupied 1,600 square feet, vacated the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. Average occupancy increased from 67% (1996) to 68%
(1997) for the three months ended June 30 and from 67% (1996) to 72% (1997) for the six months ended June 30. The increase in rental and other income at Commonwealth Business Center Phase II for the three monts and six months ended June 30, 1997 as compared to the same periods in 1996 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

The 5% increase in occupancy at University Business Center Phase I from June 30, 1996 to June 30, 1997 is a result of four new leases totalling approximately 7,700 square feet. Partially offsetting the new leases are three tenant move-outs of approximately 3,500 square feet. Approximately 1,800 square feet of the move-outs represents two tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,700 square feet, vacated prior to the end of the lease term. The move-out was the result of a downsizing by the tenant's parent company. The tenant paid a lease termination fee of approximately $5,800 (recorded as rental income) in the third quarter of 1996. There was no accrued income associated with this lease. Average occupancy at University Business Center Phase I for the three months and six months ended June 30 increased from 95% (1996) to 100% (1997). The increase in rental and other income at University Business Center Phase I for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy was 94% at June 30, 1996 and June 30, 1997. Average occupancy increased from 93% (1996) to 94% (1997) for the three months ended June 30 and decreased from 95% (1996) to 91% (1997) for the six month period. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willows of Plainview Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to an increase in income from fully furnished units and an increase in rental rates. Fully furnished units are apartments which rent at an additional premium above base rent.

The 2% decrease in occupancy at Lakeshore Business Center Phase I from June 30, 1996 to June 30, 1997 can be attributed to five tenant move-outs totalling approximately 10,300 square feet. The five move-outs consist of one tenant vacating at the end of the lease term (1,800 square feet), one tenant exercising a termination option (1,600 square feet - no termination fee was required) and three tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at

---------------------------------
another location (700 square feet - tenant paid rent through end of lease), one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee (recorded as rental income) of approximately $7,000 of which the Partnership's proportionate share is approximately $4,800 or 69% and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. The move-outs are partially offset by five new leases totalling approximately 6,400 square feet and an expansion by a current tenant of its existing space totalling approximately 2,100 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 98% (1996) to 96%
(1997) for the three months ended June 30 and from 98% (1996) to 95% (1997) for the six month period. The change in rental and other income at Lakeshore Business Center Phase I for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

The 14% increase in occupancy at Lakeshore Business Center Phase II from June 30, 1996 to June 30, 1997 can be attributed to six new leases totaling approximately 17,400 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building; occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases is a downsizing by a current tenant of its existing space of approximately 3,600 square feet. The downsizing was the result of a decision by the tenant's management to centralize its warehouse operation with another location. The downsizing was done in conjunction with a lease renewal; therefore, there was no write-off of accrued income. Average occupancy at Lakeshore Business Center Phase II increased from 80% (1996) to 94% (1997) for the three months ended June 30 and from 76% (1996) to 92% (1997) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

As of June 30, 1997, Lakeshore Business Center Phase II has approximately 1,800 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the fourth quarter of 1997.

Subsequent to June 30, 1997, a lease for approximately 4,200 square feet was signed at Lakeshore Business Center Phase II with a tenant who currently occupies approximately 1,300 square feet in Lakeshore Business Center Phase I. The lease is for six years and the tenant is expected to take occupancy near the end of the third quarter of 1997. With the new leases, the business center's occupancy should improve to 100%. See the Liquidity and Capital Resources section of this item for the tenant finish commitment related to this lease.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at June 30, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the lease agreement from and after January 1997.

---------------------------------
Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income for the six month period is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $48,000 or 69%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1997 and 1996.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. In the opinion of the General Partner of the Partnership, the occupancy level at Commonwealth Business Center Phase II is not indicative of trends in the area in which the property is located. See the Liquidity and Capital Resources section of this item for a discussion regarding the cash requirements of the Partnership's current debt financings.

The change in interest and other income for the six months ended June 30, 1997 as compared to the same period in 1996 was not significant. The decrease in interest and other income for the three months ended June 30, 1997 as compared to the same period in 1996 is due primarily to the fact that the 1996 period includes interest income earned on funds escrowed with a mortgage company for the payment of property taxes by the L/U II Joint Venture as required by its previous lender. As a result of the permanent financing obtained by the L/U II Joint Venture in July 1996, funds escrowed for property taxes no longer earn interest.

Operating expenses increased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 due primarily to increased legal fees at Lakeshore Business Center Phase I (which primarily relate to the collection of a judgement made against a former tenant who defaulted), increased replacement costs (carpet, vinyl and landscaping) and increased expenses associated with fully-furnished units at The Willows of Plainview Phase II, and increased janitorial costs at Lakeshore Business Center Phase II and Commonwealth Business Center Phase II. Partially offsetting the increase in operating expenses in both periods are decreased exterior painting costs at University Business Center Phase I and decreased janitorial costs at University Business Center Phase II.

The increase in operating expenses - affiliated for the six months ended June 30, 1997 as compared to the same period in 1996 is due primarily to increased leasing costs at Commonwealth Business Center Phase II and The Willows of Plainview II and increased property management costs at all of the Partnership's properties except for Commonwealth Business Center Phase II. Operating expenses
- affiliated remained fairly constant for the three months ended June 30, 1997 as compared to the same period in 1996. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

---------------------------------
The change in the amortization of capitalized leasing costs for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

The decrease in interest expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily the result of the lower interest rate on the permanent financings obtained in July 1996 by the L/U II Joint Venture (8.125% compared to 10.6% on the previous debt). The decrease in interest expense can also be attributed to continued principal payments on the mortgages and note payable of the Partnership and its Joint Venture properties. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The changes in real estate taxes and professional and administrative expenses for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 were not significant.

The increase in professional and administrative expenses - affiliated for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily the result of increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 primarily due to a portion of the Partnership's assets having become fully depreciated.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $39,800,000.

Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities was $608,705 and $419,624 for the six months ended June 30, 1997 and 1996, respectively. No distributions were declared during the six months ended June 30, 1997 or 1996. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at June 30) were $225,197 and $220,310 at June 30, 1997 and 1996, respectively.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

As of June 30, 1997, the Partnership had a mortgage loan with an insurance company in the amount of $4,735,383. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------
As of June 30, 1997, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at June 30, 1997 were $5,768,923, $5,529,548 and $5,361,986 for a total of $16,660,457. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at June 30, 1997 was $3,993,825, $3,828,106 and $3,712,103,
respectively, for a total of $11,534,034. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of June 30, 1997, The Willows of Plainview Phase II had two mortgage loans each with an insurance company in the amount of $3,196,514 and $1,908,366. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of June 30, 1997 was $4,584,694 ($2,870,790 and $1,713,904). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of June 30, 1997, the Partnership had a note payable with a bank in the amount of $1,312,064. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). Under the loan agreement, an additional $200,000 is available for future funding and will be disbursed by February 1, 1999 in one advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years. 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and
4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities in 1996 were the result of the release of funds which were being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows provided by financing activities are from debt refinancings obtained in 1996 (loans secured by the assets of Commonwealth Business Center Phase II and University Business Center Phase I). Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

Due to the fact that no distributions were made during the six months ended June 30, 1997 and 1996, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

--------------------------------------------
As of June 30, 1997, the Partnership has accrued approximately $163,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November
1992).

The remaining balance in accounts payable - construction at June 30, 1997 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See below for a further discussion regarding the current status of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. Subsequent to June 30, 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of any settlement will be substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet of the space it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months.

-------------------------------------------
In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when Crosby's lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The sources of funds for this commitment is expected to be cash flows from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1997.

Subsequent to June 30, 1997, the L/U II Joint Venture made a commitment of approximately $100,000 for tenant finish improvements and leasing costs at Lakeshore Business Center Phase II. The commitment is the result of a new six-year lease for approximately 4,200 square feet. The tenant is expected to take occupancy near the end of the third quarter of 1997. The Partnership's proportionate share of this commitment is approximately $69,000 or 69%.

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

The Partnership owns approximately 6.21 acres of land adjacent to the University Place development in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,202,172 is land cost, capitalized interest and common area costs. The Partnership plans to use the remaining land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1997 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

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

A portion of the Partnership's debt service is based on variable interest rates; any fluctuations in the rate are beyond the control of the Partnership. These variances could, for example, impact the Partnership's projected cash flow and cash requirements as well as its ability to pay distributions to the limited partners.

PART II.  OTHER INFORMATION

1. Legal Proceedings
   ------------------
   None

2. Changes in Securities
   -----------------------
   None

3. Defaults upon Senior Securities
   -------------------------------
   None

4. Submission of Matters to a Vote of Security Holders
   ---------------------------------------------------
   None

5. Other Information
   ------------------
   None

6. Exhibits and Reports on Form 8-K
   --------------------------------
          (a)  Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended June 30, 1997.

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


                            NTS-PROPERTIES V, a Maryland Limited Partnership
                                             (Registrant)


                                By:     NTS-Properties Associates V,
                                        General Partner
                                        By: NTS Capital Corporation,
                                            General Partner


                                             /s/ John W. Hampton
                                             ----------------------
                                             John W. Hampton
                                             Senior Vice President



Date:    August 11, 1997