Form 10-Q
period 1997-09-30
NTS PROPERTIES V
filed 1997-11-14
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997


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

                                                     YES  X         NO

Exhibit Index: See page 20
Total Pages: 21

                                TABLE OF CONTENTS


                                                                       Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of September 30, 1997 and December 31, 1996               3

            Statements of Operations
              For the three months and nine months ended
          September 30, 1997 and 1996                                      4

            Statements of Cash Flows
              For the three months and nine months ended
              September 30, 1997 and 1996                                  5

            Notes To Financial Statements                                6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      10-19


                                     PART II

1.     Legal Proceedings                                                  20
2.     Changes in Securities                                              20
3.     Defaults upon Senior Securities                                    20
4.     Submission of Matters to a Vote of Security Holders                20
5.     Other Information                                                  20
6.     Exhibits and Reports on Form 8-K                                   20

Signatures                                                                21


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                        As of             As of
                                                 September 30,1997  December 31, 1996*
                                                 -----------------  ------------------
ASSETS

Cash and equivalents                                 $   483,745     $   315,816
Cash and equivalents - restricted                        446,571          84,992
Accounts receivable, net of allowance
 for doubtful accounts of $10,951 (1997)
 and $15,899 (1996)                                      417,681         517,267
Land, buildings and amenities, net                    24,091,894      24,972,650
Asset held for development, net                        2,163,709       2,279,098
Asset held for sale                                    1,152,868       1,152,868
Other assets                                             915,228       1,011,565
                                                     -----------     -----------

                                                     $29,671,696     $30,334,256
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                           $21,899,811     $22,688,331
Accounts payable - operations                            345,834         256,451
Accounts payable - construction                          252,143         215,059
Security deposits                                        177,793         152,931
Other liabilities                                        608,289          39,865
                                                     -----------     -----------

                                                      23,283,870      23,352,637

Commitments and Contingencies

Partners' equity                                       6,387,826       6,981,619
                                                     -----------     -----------

                                                     $29,671,696     $30,334,256
                                                     ===========     ===========


                                      Limited        General
                                     Partners        Partner         Total
                                     --------        -------         -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 30,582,037    $        100    $ 30,582,137
Net income (loss) - prior years     (7,952,573)         33,468      (7,919,105)
Net loss - current year               (587,856)         (5,938)       (593,794)
Cash distributions declared to
 date                              (15,389,204)       (155,528)    (15,544,732)
Repurchase of limited
 partnership Units                    (136,680)             --        (136,680)
                                  ------------    ------------    ------------

Balances at September 30, 1997    $  6,515,724    $   (127,898)   $  6,387,826
                                  ============    ============    ============


*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.



                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30
                                                           -------------                          ------------


                                                      1997                1996              1997               1996
                                                  ------------        -----------        -----------        -----------
REVENUES:
 Rental income, net of provision
  for doubtful accounts of $ -0-
  (1997) and $3,110 (1996)                         $ 1,446,249        $ 1,466,449        $ 4,210,201        $ 4,253,047
 Interest and other income                               6,543              6,869             17,999             19,406
                                                   -----------        -----------        -----------        -----------

                                                     1,452,792          1,473,318          4,228,200          4,272,453

EXPENSES:
  Operating expenses                                   303,927            297,674            871,281            795,761
  Operating expenses - affiliated                      146,198            126,624            435,347            388,122
  Amortization of capitalized
   leasing costs                                         5,203              5,225             15,607             13,532
  Interest expense                                     440,130            476,080          1,330,524          1,543,009
  Management fees                                       86,144             85,068            252,239            254,162
  Real estate taxes                                    136,780            139,884            410,342            408,824
  Professional and administrative
   expenses                                             29,674             25,307             87,837             79,884
  Professional and administrative
   expenses - affiliated                                55,771             43,549            170,144            122,348
  Depreciation and amortization                        418,783            414,843          1,248,673          1,265,470
                                                   -----------        -----------        -----------        -----------

                                                     1,622,610          1,614,254          4,821,994          4,871,112
                                                   -----------        -----------        -----------        -----------

Loss before extraordinary item                        (169,818)          (140,936)          (593,794)          (598,659)
Extraordinary item - write-off
 of unamortized loan costs                                  --            (50,118)                --            (50,118)
                                                   -----------        -----------        -----------        -----------

Net loss                                           $  (169,818)       $  (191,054)       $  (593,794)       $  (648,777)
                                                   ===========        ===========        ===========        ===========

Net loss allocated to the
 limited partners                                  $  (168,120)       $  (189,143)       $  (587,856)       $  (642,289)
                                                   ===========        ===========        ===========        ===========

Net loss per limited partnership Unit:
 Loss before extraordinary item                    $     (4.78)       $     (3.91)       $    (16.73)       $    (16.58)
 Extraordinary item                                         --              (1.40)                --              (1.39)
                                                   -----------        -----------        -----------        -----------
Net loss per limited partnership
 Unit                                              $     (4.78)       $     (5.31)       $    (16.73)       $    (17.97)
                                                   ===========        ===========        ===========        ===========
Weighted average number of
 limited partnership Units                              35,136             35,647             35,136             35,748
                                                   ===========        ===========        ===========        ===========





                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership


                            STATEMENTS OF CASH FLOWS



                                                                     Three Months Ended                     Nine Months Ended
                                                                       September 30,                          September 30,
                                                                       -------------                          -------------


                                                                 1997                1996               1997                1996
                                                                 ----                ----               ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (169,818)       $   (191,054)       $   (593,794)       $   (648,777)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
   Provision for doubtful accounts                                   --               3,110                  --               3,110
   Write-off of unamortized loan costs                               --              50,118                  --              50,118
   Amortization of capitalized leasing
     costs                                                        5,203               5,225              15,607              13,532
      Depreciation and amortization                             418,783             414,843           1,248,673           1,265,470
      Changes in assets and liabilities:
        Cash and equivalents - restricted                      (119,714)           (125,733)           (361,579)           (396,032)
        Accounts receivable                                      14,411             (17,326)             99,586              97,184
        Other assets                                             39,321              17,308              51,082            (100,880)
        Accounts payable - operations                            66,103              18,394              89,383              49,140
        Security deposits                                         3,251               9,902              24,862               8,955
        Other liabilities                                       276,093             154,561             568,425             417,154
                                                           ------------        ------------        ------------        ------------

   Net cash provided by operating
      activities                                                533,633             339,348           1,142,245             758,974
                                                           ------------        ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                                       (8,721)           (134,656)           (185,796)           (264,509)
Decrease in cash and equivalents -
 restricted                                                          --                  --                  --              13,721
                                                           ------------        ------------        ------------        ------------

   Net cash used in investing activities                         (8,721)           (134,656)           (185,796)           (250,788)
                                                           ------------        ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increases in mortgages payable                                       --          12,046,020                  --          18,546,020
Principal payments on mortgages and
  notes payable                                                (266,364)        (11,758,447)           (788,520)        (18,447,526)
Additions to loan costs                                              --            (206,417)                 --            (268,903)
Repurchase of limited partnership Units                              --              (7,020)                 --             (56,970)
                                                           ------------        ------------        ------------        ------------

   Net cash provided by (used in)
      financing activities                                     (266,364)             74,136            (788,520)           (227,379)
                                                           ------------        ------------        ------------        ------------

   Net increase in cash and equivalents                         258,548             278,828             167,929             280,807

CASH AND EQUIVALENTS, beginning of period                       225,197             220,310             315,816             218,331
                                                           ------------        ------------        ------------        ------------

CASH AND EQUIVALENTS, end of period                        $    483,745        $    499,138        $    483,745        $    499,138
                                                           ============        ============        ============        ============

Interest paid on a cash basis                              $    440,121        $    502,490        $  1,337,530        $  1,582,947
                                                           ============        ============        ============        ============



                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1997 and 1996.

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

3.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 30, 1997, the Partnership has repurchased a total of 270 Units for $99,900. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

4.   Mortgages and Note Payable
     --------------------------

     Mortgages and note payable consist of the following:



                                               September 30,    December 31,
                                                   1997             1996
                                                   ----             ----
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 7.65%, due February 1, 2008,
     secured by land and building              $ 4,662,794     $  4,876,477

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                3,938,265        4,101,627

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                3,774,852        3,931,435

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                3,660,462        3,812,300


                              (Continued next page)

     --------------------------------------

                                              September 30,    December 31,
                                                   1997            1996
                                                   ----            ----
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 7.5% due December 5, 2003,
     secured by land, buildings and
     amenities                                $  2,860,449    $  2,893,401

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5% due December 5, 2003,
     secured by land, buildings and
     amenities                                   1,707,731       1,727,404

     Note payable to a bank, bearing
     interest at the Prime Rate, due
     February 1, 2009, secured by land
     and building                                1,295,258       1,345,687
                                              ------------    ------------

                                              $ 21,899,811    $ 22,688,331
                                              ============    ============

     The Prime Rate was 8.5% at September 30, 1997 and was 8.25% at December 31, 1996.

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $23,300,000.

5.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $252,239 and $254,162 for the nine months ended September 30, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $17,283 and $14,747 as a repair and maintenance fee during the nine months ended September 30, 1997 and 1996, respectively, and has capitalized this cost as part of land, buildings and amenities.









                              (Continued next page)

     --------------------------------------

     As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                          1997                   1996
                                       ---------              ---------

          Administrative               $ 213,853              $ 163,425
          Leasing                        175,730                167,680
          Property manager               267,286                234,029
          Other                            4,832                 23,604
                                        --------               --------

                                       $ 661,701              $ 588,738
                                        ========               ========


6.   Commitments and Contingencies
     -----------------------------

     Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has a 69% interest. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 15% of the Partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of the situation. See below for a further discussion regarding the current status of the litigation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

     In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less

     -----------------------------------------

     $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

     Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of the proposed settlement is substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.


7.   Subsequent Event
     ----------------

     Subsequent to September 30, 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                      1997             1996
                                                      ----             ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II                   75%             90%

University Business Center Phase I                     100%             98%

Property Owned in Joint Venture
with NTS-Properties IV (Ownership %
at September 30, 1997)
------------------------------------

The Willows of Plainview Phase II (90%)                 90%             96%

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at
September 30, 1997)
-----------------------------------

Lakeshore Business Center Phase I (69%)                 99%             97%

Lakeshore Business Center Phase II (69%)                96%             83%

University Business Center Phase II (69%)               99%             99%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1997 and 1996 was as follows:


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                         -------------         -------------

                                        1997      1996       1997        1996
                                       ------    ------     ------      ------
Wholly-owned Properties
-----------------------

Commonwealth Business Center
  Phase II                           $ 143,043 $ 160,983  $  406,621  $  392,953

University Business Center Phase I   $ 381,508 $ 355,076  $1,150,743  $1,069,250

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at September 30, 1997)
----------------------------------

The Willows of Plainview
  Phase II (90%)                     $ 310,459 $ 303,860  $  907,840  $  873,419

Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at September 30,
1997)
------------------------------

Lakeshore Business Center
  Phase I (69%)                      $ 252,139 $ 237,867  $  738,665  $  720,035

Lakeshore Business Center
  Phase II (69%)                     $ 241,900 $ 201,317  $  719,161  $  580,731

University Business Center
  Phase II (69%)                     $ 119,897 $ 210,762  $  296,396  $  626,636

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

The 15% decrease in occupancy at Commonwealth Business Center Phase II from September 30, 1996 to September 30, 1997 is a result of five tenant move- outs totalling approximately 25,200 square feet. The five move-outs consist of four tenants vacating at the end of the lease term (23,600 square feet) and one tenant (approximately 1,600 square feet) vacating the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. The move-outs are partially offset by four new leases totalling approximately 16,500 square feet. Included in this total is a one-year lease for approximately 11,000 square feet. Average occupancy decreased from 90% (1996) to 74% (1997) for the three months ended September 30 and from 75% (1996) to 73%
(1997) for the nine months ended September 30. The increase in rental and other income at Commonwealth Business Center II for the nine months ended September 30, 1997 compared to the same period in 1996 is a result of an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements. The decrease in rental and other income at Commonwealth Business Center Phase II for the three months ended September 30, 1997 as compared to the same period in 1996 is due primarily to the decrease in average occupancy.

The 2% increase in occupancy at University Business Center Phase I from September 30, 1996 to September 30, 1997 is a result of one new lease totalling approximately 1,400 square feet. Average occupancy at University Business Center Phase I increased from 97% (1996) to 100% (1997) for the three months ended
September 30 and from 95% (1996) to 100% (1997) for the nine months ended September 30. The increase in rental and other income at University Business Center Phase I for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy decreased from 96% as of September 30, 1996 to 90% as of September 30, 1997. Average occupancy decreased from 96%
(1996) to 91% (1997) for the three months ended September 30 and decreased from 95% (1996) to 91% (1997) for the nine month period. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward trend. The increase in rental and other income at The Willows of Plainview Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to an increase in income from fully furnished units and an increase in rental rates partially offset by the decrease in average occupancy. Fully furnished units are apartments which rent at an additional premium above base rent.

The 2% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1996 to September 30, 1997 can be attributed to five new leases totalling approximately 7,500 square feet and an expansion by a current tenant of its existing space totalling approximately 2,100 square feet. Partially offsetting the new leases are three tenants vacating prior to the end of the lease term - one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $7,000 of which the Partnership' proportionate share is $4,800 or 69%), one due to a decision by management to allow a tenant to terminate its lease early to accommodate a new long-term tenant (1,900 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $5,000 of which the Partnership's proportionate share

---------------------------------

is approximately $3,500 or 69%) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased from 97% (1996) to 98% (1997) for the three months ended September 30 and decreased from 98% (1996) to 96% (1997) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase I for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to an increase in common area expense reimbursements and an increase in fees collected on lease terminations (discussed above). Tenants at Lakeshore Business Center Phase I reimburse the L/U II Joint Venture for common area expenses as part of the lease agreement.

The 13% increase in occupancy at Lakeshore Business Center Phase II from September 30, 1996 to September 30, 1997 can be attributed to five new leases totaling approximately 17,000 square feet which includes approximately 5,700 square feet in expansions by Lambda Physik, a current tenant. Lambda Physik leases nearly 12,700 square feet and has become the largest tenant in the building occupying approximately 13% of the building's total rentable square feet. Partially offsetting the new leases is one tenant move-out, at the end of the lease term, of approximately 4,800 square feet. Average occupancy at Lakeshore Business Center Phase II increased from 81% (1996) to 95% (1997) for the three months ended September 30 and increased from 78% (1996) to 93% (1997) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

As of September 30, 1997, Lakeshore Business Center Phase II has approximately 4,200 square feet of additional space leased by a tenant who currently occupies approximately 1,300 square feet in Lakeshore Business Center Phase I. The lease is for six years and the tenant is expected to take occupancy during the fourth quarter of 1997. With the new lease, the business center's occupancy should improve to 100%.

Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The original lease term was for seven years, and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at September 30, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. During
1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income for the nine month period is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $48,000 or 69%.

----------------------------------

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1997 and 1996.

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

The change in interest and other income for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

Operating expenses increased for the nine months ended September 30, 1997 as compared to the same period in 1996 due primarily to increased janitorial costs at Commonwealth Business Center Phase II, increased utility expenses and heating and air conditioning repairs and maintenance costs at Lakeshore Business Center Phase I and increased legal fees at University Business Center Phase II (which primarily relate to the Crosby default - see discussion below). The increase in operating expenses can also be attributed to increased replacement costs (carpet, vinyl and landscaping) along with increased expenses associated with fully furnished units at The Willows of Plainview Phase II. Partially offsetting the increase in operating expenses are decreased exterior painting costs at University Business Center Phase I and decreased janitorial costs at University Business Center Phase II. The change in operating expenses for the three month period was not significant.

The increase in operating expenses - affiliated for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to increased leasing costs at Commonwealth Business Center Phase II and increased property management costs at all of the Partnership's properties. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The change in the amortization of capitalized leasing costs for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

The decrease in interest expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily the result of the lower interest rate on the permanent financings obtained in July 1996 by the L/U II Joint Venture (8.125% compared to 10.6% on the previous debt). The decrease in interest expense can also be attributed to continued principal payments on the mortgages and note payable of the Partnership and its Joint Venture properties. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

---------------------------------

The changes in real estate taxes for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 were not significant.

The increase in professional and administrative expenses for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is the result of increased outside accounting expenses.

The increase in professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily the result of increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The changes in depreciation and amortization expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 were not significant. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $39,800,000.

The 1996 write-off of unamortized loan costs (recorded as an extraordinary item) relates to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998) as a result of permanent financings obtained by the Joint Venture in July 1996.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $1,142,245 and $758,974 for the nine months ended September 30, 1997 and 1996, respectively. No distributions were declared during the nine months ended September 30, 1997 or 1996. The
Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at September 30) were $483,745 and $499,138 at September 30, 1997 and 1996, respectively.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

As of September 30, 1997, the Partnership had a mortgage loan with an insurance company in the amount of $4,662,794. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1997, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at September 30, 1997 were $5,688,669, $5,452,624 and $5,287,393 for a total of $16,428,686. The loans are recorded as a liability of the Joint Venture.

-------------------------------------------

The Partnership's proportionate share in the loans at September 30, 1997 was $3,938,265, $3,774,852 and $3,660,462, respectively, for a total of $11,373,579.
The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of September 30, 1997, The Willows of Plainview Phase II had two mortgage loans each with an insurance company in the amount of $3,183,937 and $1,900,858. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of September 30, 1997 was $4,568,180 ($2,860,449 and $1,707,731). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

Subsequent to September 30, 1997, The Willows of Plainview Phase II Joint Venture submitted an application with an insurance company for $5,100,000 of debt financing. The proceeds from the loan will be used to pay off the current mortgages (as discussed above) which are secured by The Willows of Plainview Phase II of approximately the same amount. The Joint Venture anticipates that the financing will be completed in the near term.

As of September 30, 1997, the Partnership had a note payable with a bank in the amount of $1,295,258. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). Under the loan agreement, an additional $200,000 is available for future funding and will be disbursed by February 1, 1999 in one advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years. 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and
4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities in 1996 were the result of the release of funds which were being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows provided by financing activities are from debt refinancings obtained in 1996 (loans secured by the assets of Commonwealth Business Center Phase II, University Business Center Phase I and the L/U II Joint Venture). Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

-------------------------------------------

Due to the fact that no distributions were made during the nine months ended September 30, 1997 and 1996, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of September 30, 1997, the Partnership has accrued approximately $166,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development paid the cost of these improvements. The Partnership will reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November
1992).

The remaining balance in accounts payable - construction at September 30, 1997 represents payables that are a result of tenant finish improvements. Tenant finish improvements are a typical part of any lease negotiation.

Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 15% of the Partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See below for a further discussion regarding the current status of the litigation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of the proposed settlement is substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

-------------------------------------------

Subsequent to September 30, 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997.

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

The Partnership had no other material commitments for renovations or capital improvements at September 30, 1997.

In the next twelve months, the demand on future liquidity is anticipated to increase as a result of the commitments made for a special tenant finish allowance (see above). A demand on future liquidity is also expected as a result of the Crosby situation at University Business Center Phase II (discussed above). Additionally, the Partnership will continue its efforts to lease current unoccupied space at its commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

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

The Partnership owns approximately 6.21 acres of land adjacent to the University Place development in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,163,709 is land cost, capitalized interest and common area costs. The Partnership currently plans to use the remaining land to build University Business Center Phase III but this decision will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. If market conditions are favorable, the Partnership will also consider the sale of such land to another developer.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1997 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale.

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

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

The Partnership's principal activity is the leasing and management of commercial office buildings, business centers and an apartment complex. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and payment of other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

-------------------------------------------

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

        None

3.      Defaults upon Senior Securities

        None

4.      Submission of Matters to a Vote of Security Holders

        None

5.      Other Information

        None

6.      Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended September 30, 1997.

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



Date:    November 12, 1997