Form 10-K
period 1997-12-31
NTS PROPERTIES V
filed 1998-03-31
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended    December 31, 1997

                                            OR

    _______       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________  to  __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 54

Total Pages: 58

                                TABLE OF CONTENTS
                                -----------------


                                                                 Pages
                                                                 -----

                            PART I

Items 1 and 2     Business and Properties                         3-18
Item 3            Legal Proceedings                                 18
Item 4            Submission of Matters to a Vote
                    of Security Holders                             18


                            PART II


Item 5            Market for the Registrant's Limited
                    Partnership Interests and Related
                    Partner Matters                                 19
Item 6            Selected Financial Data                           20
Item 7            Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                21-34
Item 8            Financial Statements and Supplementary
                    Data                                         35-50
Item 9            Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                            51


                           PART III


Item 10           Directors and Executive Officers of
                    the Registrant                               51-52
Item 11           Management Remuneration and Transactions          52
Item 12           Security Ownership of Certain Beneficial
                    Owners and Management                           52
Item 13           Certain Relationships and Related
                    Transactions                                    53


                            PART IV


Item 14           Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                      54-57


Signatures                                                          58

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

General
-------

Some of the statements included in Items 1. and 2., Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

NTS-Properties V, a Maryland Limited Partnership, (the "Partnership") is a limited partnership organized under the laws of the State of Maryland on April 30, 1984. The General Partner is NTS-Properties Associates V (a Kentucky limited partnership). As of December 31, 1997, the Partnership owned the following properties:

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

        - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV, an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 90% at December 31, 1997.

        - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 69% at December 31, 1997. A description of the properties owned by the L/U II Joint Venture appears below:

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

Commonwealth Business Center Phase II is encumbered by a note payable to a bank. The outstanding balance of the mortgage at December 31, 1997 was $1,278,251 The note is due February 1, 2009 and bears interest at the Prime Rate. Monthly principal payments are based upon a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

Subsequent to December 31, 1997, the Partnership received an additional $200,000 funding from the above note payable in accordance with the terms of the loan agreement.

University Business Center Phase I is encumbered by a mortgage payable to an insurance company. The outstanding balance of the mortgage at December 31, 1997 was $4,588,807. The mortgage is due February 1, 2008 and bears interest at a fixed rate of 7.65%. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The Willows of Plainview Phase II, a joint venture between the Partnership and NTS-Properties IV, is encumbered by permanent mortgages with two insurance companies. The outstanding balance of the mortgages at December 31, 1997 was $5,100,000 ($3,193,000 and $1,907,000). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1997 is $4,585,920 ($2,871,146 and $1,714,774). Both
mortgages currently bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the mortgages will have been repaid based on the current rate of amortization.

The properties owned by the Lakeshore/University II Joint Venture, a joint venture between the Partnership, NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., are encumbered by mortgages payable to an insurance company as follows:


              Loan Balance
               at 12/31/97                 Encumbered Property
              ------------                 -------------------

               $ 5,606,774                 Lakeshore Business Center Phase II

               $ 5,374,127                 University Business Center Phase II

               $ 5,211,275                 Lakeshore Business Center Phase I

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1997 was $3,881,569, $3,720,508 and $3,607,766, respectively, for a total of $11,209,843. The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year

-------------------

amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $207,000 or 69%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail

-------------------

also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

The Joint Venture is currently negotiating directly with the other sublessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

As of December 31, 1997, Commonwealth Business Center Phase II had a commitment for tenant finish improvements of approximately $150,000 as a result of a new five-year lease for approximately 8,000 square feet . The project is expected to be completed during the first quarter of 1998. The source of funds for this project is the $200,000 loan proceeds discussed above.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1997.

On December 21, 1997, Willows of Plainview Phase II obtained two mortgage loans from insurance companies totaling $5,100,000 ($3,193,000 and $1,907,000). The outstanding balances of the loans at December 31, 1997 were $3,193,000 and $1,907,000, respectively, for a total of $5,100,000. The Partnership's proportionate interest in the loans at December 31, 1997 was $2,871,146 and $1,714,774, respectively, for a total of $4,585,920. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds were used to pay off the property's mortgages payable of approximately $5,070,000 which bore interest at a fixed rate of 7.5% and to fund loan closing costs. The Partnership's proportionate interest in the notes which were paid off was approximately $4,563,500 or 90%. The notes which were paid off had a maturity date of December 5, 2003.

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

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and

-------------------

Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale. See below for a further discussion regarding the possible sale of University Business Center Phases I and II and Phase III vacant land.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. At December 31, 1997, the carrying value of University Business Center Phase I and Phase III vacant land is approximately $6,000,000 and is encumbered by a mortgage of $4,588,807 and the carrying value of University Business Center Phase II is approximately $7,500,000 and is encumbered by a mortgage of $5,374,127. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 69% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

Commonwealth Business Center Phase II
-------------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $7.08 to $13.50 per square foot for ground floor office space, $3.42 to $5.86 per square foot for ground floor warehouse space, $6.38 to $8.64 per square foot for mezzanine office space and $2.84 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1997 was $8.41. Space is ordinarily leased for between one and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1998 and 2001. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 11 tenants leasing office, warehouse and storage space aggregating approximately 47,012 square feet of rentable area (1). The tenants who occupy Commonwealth Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include engineering, an encoding center for the United States Postal Service and a direct television provider. Three tenants lease more than 10% of Commonwealth Business Center Phase II's rentable area:
Ogden Environmental (10.5%), Digital Television Services (18.7%) and the United States Postal Service (22.9%). The occupancy levels at the business center as of December 31 were 78% (1997), 84% (1996),67% (1995), 100% (1994) and 81% (1993).


(1) Rentable area includes only ground floor square feet (office and warehouse space).

-------------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1997.

Major Tenants:                                      Current Base
                                 Sq. Ft. and        Annual Rental
                                   % of Net        and % of Gross
                       Year of     Rentable          Base Annual      Renewal
      Name           Expiration     Area(1)            Rental         Options
      ----           ----------     -------            ------         -------

Ogden Environmental     1999     6,325 (10.5%)   $ 72,768 (16.2%)      None
Digital Television
 Services               1998    11,271 (18.7%)   $112,704 (25.1%)   2 One-Year
United States Postal
 Service                2001    13,846 (22.9%)   $124,608 (27.8%)   1 Five-Year

Other Tenants:
                                                  Current Base
                              Sq. Ft. and         Annual Rental
                                % of Net         and % of Gross
      No. of       Year of      Rentable          Base Annual       Renewal
      Tenants    Expiration      Area(1)             Rental         Options
      -------    ----------      -------             ------         -------

         3          1998      4,075  (6.6%)    $ 42,195  (9.4%)    2 3-Month
         1          1999      3,494  (5.8%)    $ 25,200  (5.6%)       None
         3          2000      6,373 (10.5%)    $ 50,796 (11.3%)    1 3-Year
         1          2001      1,628  (2.7%)    $ 20,628  (4.6%)       None

(1) Rentable area includes only ground floor square feet (office and warehouse space).

University Business Center Phase I
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $10.02 to $14.56 per square foot for first floor office space, $7.55 to $14.12 per square foot for first floor service space, $10.00 to $13.50 per square foot for second floor office space and $10.39 to $11.75 per square foot for mezzanine office space. The average base rental for all types of space leased as of December 31, 1997 was $11.40. Space is ordinarily leased for between two and eight years with the majority of current square footage being leased for a term of eight years (2). Current leases expire between 1998 and 2002 (2). All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 12 tenants leasing office (first and second floor) and service space aggregating approximately 79,275 square feet (3) of rentable area. The tenants who occupy University Business Center Phase I are professional service-oriented organizations. The principal occupations/professions practiced include insurance, management offices for a utility company and an audio/video school and studio. Three tenants lease more than 10% of University Business Center Phase I's rentable area: Florida Power Corporation (13.2%), Full Sail Recorders, Inc. (28.1%) and Combined Risk & Insurance Management Services, Inc. (30.4%). The occupancy levels at the business center as of December 31 were 100% (1997), 98% (1996), 95% (1995), 90% (1994) and 88% (1993).


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

----------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1997.

Major Tenants:
                                                     Current Base
                                    Sq. Ft. and      Annual Rental
                                     % of Net       and % of Gross
                       Year of       Rentable         Base Annual      Renewal
       Name          Expiration      Area(1)(2)         Rental         Options
       ----          ----------      ----------         ------         -------

Florida Power
 Corporation            1999      10,830 (13.2%)   $157,468 (14.5%)     None
Full Sail Recorders,
 Inc.                    (3)      22,977 (28.1%)   $343,644 (31.6%)     None
Combined Risk &
 Insurance
 Management
 Services, Inc.         2002      24,866 (30.4%)   $368,412 (33.9%)     None


Other Tenants:
                                                     Current Base
                                    Sq. Ft. and      Annual Rental
                                      % of Net      and % of Gross
      No. of          Year of        Rentable         Base Annual      Renewal
      Tenants        Expiration     Area(1)(2)          Rental         Options
      -------        ----------     ----------          ------         -------

         2              1998       3,890  (4.7%)   $ 39,540  (3.6%)     None
         4              1999       8,897 (10.8%)   $ 90,132  (8.3%)     None
         1              2000       2,400  (2.9%)   $ 32,400  (3.0%)    1 2-Year
         2              2001       5,415  (6.6%)   $ 55,008  (5.1%)     None


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

Monthly rental rates at The Willows of Plainview Phase II start at $639 for one-bedroom apartments, $919 for two-bedroom apartments and $1,019 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 90% (1997), 92%
(1996), 94% (1995), 93% (1994) and 91% (1993).

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.78 to $12.47 per square foot for first floor office space, $6.18 to $10.58 per square foot for first floor service space and $8.93 to $11.75 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1997 was $10.23. Space is ordinarily leased for between one and eight years with the majority of current square footage

---------------------------------------------

being leased for a term of five years. Current leases expire between 1998 and 2002. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 34 tenants leasing office space (first and second floor) and service space aggregating approximately 99,268 square feet of rentable area. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include health care services, telemarketing services and management offices for both a cellular communications chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U. S. Home care Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 96% (1997), 92% (1996 and 1995), 80% (1994) and 58%
(1993).

The following table contains approximate data concerning the leases in effect on December 31, 1997.

Major Tenant:
                                                   Current Base
                                   Sq. Ft. and     Annual Rental
                                    % of Net      and % of Gross
                      Year of       Rentable        Base Annual       Renewal
       Name         Expiration        Area            Rental          Options
       ----         ----------        ----            ------          -------

U.S. Home care
 Infusion Therapy
 Products of
 Florida               1998      12,081 (11.7%)   $135,912 (13.4%)      (1)


(1) Tenant has option to renew its lease for an unspecified period of time.

Other Tenants:
                                                  Current Base
                                Sq. Ft. and       Annual Rental
                                  % of Net       and % of Gross
      No. of       Year of        Rentable         Base Annual       Renewal
      Tenants     Expiration        Area             Rental          Options
      -------     ----------        ----             ------          -------

         12          1998      28,293 (22.8%)   $229,916 (22.6%)      None
          7          1999      31,162 (30.1%)   $303,516 (29.9%)  5 Three-Year
          9          2000      22,932 (22.2%)   $236,435 (23.3%)  2 Three-Year
          1          2001       1,495  (1.4%)   $ 17,568  (1.7%)  1 Three-Year
          4          2002       8,305  (8.0%)   $ 92,592  (9.1%)  2 Three-Year


Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $10.00 to $12.54 per square foot for first floor office space and $9.80 to $14.95 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1997 was $11.33. Space is ordinarily leased for between one and seven years with the majority of current square footage being leased for a term of three years. Current leases expire between 1998 and 2003. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 22 tenants leasing office space (first and second floor) and service space aggregating approximately 95,981 square feet of rentable area (2). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented

(2) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.

----------------------------------------------

organizations. The principal occupations/professions practiced include health care services, insurance and management offices for the Florida state lottery. Three tenants lease more than 10% of Lakeshore Business Center Phase II's rentable area: Northwest Medical Center, Inc. (10.4%), Progressive American Insurance (10.9%) and Lambda Physik (13.0%). The occupancy levels at the business center as of December 31 were 100% (1997), 89% (1996), 72% (1995), 78%
(1994) and 75% (1993).

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenant:
                                                    Current Base
                                   Sq. Ft. and      Annual Rental
                                     % of Net      and % of Gross
                       Year of       Rentable        Base Annual      Renewal
       Name          Expiration      Area (1)          Rental         Options
       ----          ----------  ---------------  ----------------  ----------

Northwest Medical
 Center, Inc.           2000      10,132 (10.4%)  $130,554 (11.9%)     None

Progressive American
 Insurance              1999      10,580 (10.9%)  $127,176 (11.5%)  1 Three-Year

Lambda Physik           2002      12,644 (13.0%)  $139,080 (12.6%)  1 Five-Year

Other Tenants:
                                                  Current Base
                                 Sq. Ft. and      Annual Rental
                                   % of Net      and % of Gross
      No. of      Year of         Rentable         Base Annual        Renewal
      Tenants    Expiration       Area (1)           Rental           Options
      -------    ----------  ----------------   ----------------   ----------
         4          1998       18,028 (18.5%)   $213,575 (19.4%)       (2)
         4          1999       11,566 (11.9%)   $128,970 (11.6%)   1 Three-Year
         7          2000       15,677 (16.2%)   $176,050 (16.1%)       None
         2          2001        8,361  (8.6%)   $ 84,912  (7.7%)       None
         1          2002        4,805  (4.9%)   $ 53,444  (4.8%)   1 Three-Year
         1          2003        4,188  (4.3%)   $ 48,156  (4.4%)       None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2) 1 Two-Year and 1 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. ("Crosby") had leased 100% of University Business Center Phase II. (See above for a further discussion regarding Crosby and its lease with the Joint Venture). The original lease term was for seven years and the tenant took occupancy in April 1991. During 1997, Crosby abandoned its business, sold all or most of its assets and informed the Joint Venture that it may be insolvent. During the fourth quarter of 1997, the L/U II Joint Venture accepted $300,000 from Crosby's parent company in full satisfaction of all claims (Partnership's proportionate share is $207,000 or 69%). As of December 31, 1997, approximately 85,000 square feet of the business center (including approximately 10,000 square feet of mezzanine space) is occupied by four tenants who previously had sub-leases with Crosby. Sub-lease base annual rents, which exclude the cost of utilities, currently range from $8.89 to $11.70 per square foot for first floor office space, first floor service space, second floor office space and mezzanine space. The average base annual rental for all types of space sublet as of December 31, 1997 was $10.24. Commencing February 1997, these tenants began making lease payments, pursuant to the sub-lease arrangements with Crosby, directly to the Joint Venture. The sub-tenants occupying University Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include an

-----------------------------------------------

audio/video school and studio and home building. Two tenants have sublet more than 10% of University Business Center II's rentable area (1): U.S. Home Corporation (11.7%) and Full Sail Recorders, Inc.(80.9%). The occupancy levels at the business center as of December 31 were 99% (1997 and 1996), 95% (1995) and 100% (1994 and 1993).

The following table contains approximate data concerning the sub-leases in effect as of December 31, 1997:

Major Tenants:
                                                      Current Base
                                      Sq. Ft. and     Annual Rental
                                        % of Net     and % of Gross
                         Year of       Rentable        Base Annual     Renewal
       Name            Expiration      Area (1)          Rental        Options
       ----            ----------   --------------  ----------------  ---------

U.S. Home Corporation     1998       9,132 (11.7%)  $105,744 (12.2%)    None

Full Sail Recorders       1998      62,912 (80.9%)  $735,984 (84.6%)     (2)

Other Tenants:
                                                    Current Base
                                  Sq. Ft. and       Annual Rental
                                   % of Net        and % of Gross
      No. of       Year of         Rentable         Base Annual       Renewal
      Tenants     Expiration        Area (1)           Rental         Options
      -------     ----------   ----------------   ----------------  ----------
         2           1998        2,602 ( 3.3%)    $ 29,056 ( 3.2%)     None

(1) Rentable area includes only first floor (office and service)square feet and second floor (office) square feet and excludes 1,791 square feet of maintenance space.
(2) Full Sail Recorders has signed a lease for 48,667 square feet beginning April 1998 through July 2004 at a rate of $11.76 per square foot. Full Sail has also signed a lease for an additional 20,696 square feet beginning April 1998 through July 2002 at a rate of $12.73 per square foot.

General
-------

Additional operating data regarding the Partnership's properties is furnished in the following table.
                                 Federal          Realty             Annual
                                Tax Basis        Tax Rate         Realty Taxes
                               -----------      ----------        ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business
Center Phase II                $ 4,439,962      $  .010980        $     46,270

University Business
Center Phase I                   7,495,607         .020011             118,980

Property Owned in Joint
Venture with NTS-
Properties IV
-----------------------

The Willows of
Plainview Phase II               7,893,189         .011180              58,069

Properties Owned
Through Lakeshore/
University II Joint
Venture (L/U II Joint
Venture)
---------------------

Lakeshore Business
Center Phase I                  10,133,167         .026789             176,642

Lakeshore Business
Center Phase II                 12,204,414         .026789             140,432

University Business
Center Phase II                  7,104,723         .020011             107,161

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

-------------------

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2028.

The Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex, and NTS-Properties IV contributed land valued at $800,000. No future contributions are anticipated as of December 31, 1997.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1997 is $5,100,000 ($3,193,000 and $1,907,000). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1997 is $4,585,920 ($2,871,146 and $1,714,774). Both mortgages currently bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a fifteen-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interest. The term Net Cash Flow means the excess, if any, of (A) the gross receipts from the operations of the Joint Venture Property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the Joint Venture Property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii)

---------------------------------------

payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property.
Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 90% at December 31, 1997.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1997.

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

The Partnership contributed land valued at $1,460,000 and NTS-Properties Plus Ltd. contributed development and carrying costs of approximately $8,000,000. In connection with the construction of University Business Center Phase I, the Partnership incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, NTS-Properties Plus Ltd. paid approximately $747,000 to the Partnership for Phase II's share of the common area costs. During the second quarter of 1994, the Partnership made an approximate $79,000 capital contribution to the Joint Venture. The capital contribution increased the Partnership's ownership percentage in the Joint Venture from approximately 16% to approximately 17%. The contribution was made to fund a portion of the Joint Venture's operating costs. On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. See below for a further discussion of the L/U II Joint Venture.

Lakeshore/University II Joint Venture - On January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS- Properties Plus Ltd.
and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.









                            (Continued on next page)

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

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

              Loan Balance
               at 12/31/97      Encumbered Property
              ------------      -------------------

               $5,606,774       Lakeshore Business Center Phase II

               $5,374,127       University Business Center Phase II

               $5,211,275       Lakeshore Business Center Phase I

----------------------------------------

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1997 is $11,209,843 ($3,881,569, $3,720,508 and $3,607,766). The mortgages bear interest at a fixed rate of 8.125% and are due August 1,2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 69% at December 31, 1997.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1997.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1997, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates V, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates V. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $352,933 for the year ended December 31, 1997. $291,716 was received from commercial properties and $61,217 was received from the residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial period of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1997, the Management Agreement is still in effect.

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


Item 3.  Legal Proceedings
         -----------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.    Market for Registrant's Limited Partnership Interests and Related
           -----------------------------------------------------------------
           Partner Matters
           ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 2,699 limited partners as of March 6, 1998. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1997 financial statements.

No distributions were paid during 1997, 1996 or 1995. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1997, 1996 and 1995, the table which presents that portion of the distributions that represent a return in capital on a Generally Accepted Accounting Principal basis has been omitted.

Item 6.  Selected Financial Data

For the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                                     1997            1996            1995            1994            1993
                                                 ------------    ------------    ------------    ------------    ------------

Rental and other income                          $  5,906,286    $  5,693,700    $  5,388,726    $  3,787,118    $  3,826,917

Total expenses                                     (6,464,964)     (6,479,552)     (6,685,340)     (4,292,057)     (4,317,372)
                                                 ------------    ------------    ------------    ------------    ------------

Loss before extraordinary
 item                                                (558,678)       (785,852)     (1,296,614)       (504,939)       (490,455)
Extraordinary item                                    (49,346)        (50,118)         --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

Net loss                                         $   (608,024)   $   (835,970)   $ (1,296,614)   $   (504,939)   $   (490,455)
                                                 ============    ============    ============    ============    ============

Net loss allocated to:
 General Partner                                 $     (6,080)   $     (8,360)   $    (12,966)   $     (5,049)   $     (4,905)
 Limited partners                                $   (601,944)   $   (827,610)   $ (1,283,648)   $   (499,890)   $   (485,550)

Net loss per limited
 partnership unit                                $     (17.13)   $     (23.23)   $     (35.78)   $     (13.93)   $     (13.53)

Weighted average number
 of limited partnership
 units                                                 35,136          35,632          35,876          35,876          35,876

Cumulative net income (loss) allocated to:
  General Partner                                $     27,388    $     33,468    $     41,828    $     54,794    $     59,843
  Limited partners                               $ (8,554,517)   $ (7,952,573)   $ (7,124,963)   $ (5,841,315)   $ (5,341,425)

Cumulative taxable income (loss) allocated to:
  General Partner                                $    153,955    $    149,844    $    145,990    $    148,475    $    145,430
  Limited partners                               $ (7,160,797)   $ (7,217,069)   $ (6,835,826)   $ (6,069,120)   $ (5,601,973)

Distributions declared:
 General Partner                                 $       --      $      --       $      --       $        786    $      3,145
 Limited partners                                $       --      $      --       $      --       $     77,851    $    311,403

Cumulative distributions
 declared:
  General Partner                                $    155,527    $    155,527    $    155,527    $    155,527    $    154,741
  Limited partners                               $ 15,397,262    $ 15,397,262    $ 15,397,262    $ 15,397,262    $ 15,319,411

At year end:

Land, buildings and
 amenities, net                                  $ 23,750,773    $ 24,972,650    $ 26,149,956    $ 17,505,634    $ 18,082,922

Total assets                                     $ 28,712,898    $ 30,334,256    $ 31,537,473    $ 21,447,138    $ 23,031,297

Mortgages and notes
 payable                                         $ 21,662,821    $ 22,688,331    $ 22,839,940    $ 11,743,884    $ 12,419,675

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

Item 7.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                    Percentage
                                     Ownership
                                    at 12/31/97    1997      1996     1995
                                    -----------    ----      ----     ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center
Phase II                               100%         78%       84%      67%

University Business Center
Phase I                                100%        100%       98%      95%

Properties Owned in Joint Venture
with NTS-Properties IV
---------------------------------


The Willows of Plainview Phase II       90%         90%       92%      94%

Lakeshore Business Center Phase I       N/A         See       See      See
                                                   below     below    below
                                                    (1)       (1)      (1)
Property Owned in Joint Venture
with NTS-Properties Plus Ltd.
-------------------------------

University Business Center
Phase II                                N/A         See       See      See
                                                   below     below    below
                                                    (1)       (1)      (1)
Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center
Phase I                                 69%         96%       92%      92%

Lakeshore Business Center
Phase II                                69%        100%       89%      72%
University Business Center
Phase II                                69%         99%       99%      95%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding this change.

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                             Percentage
                              Ownership
                            at 12/31/97       1997         1996         1995
                            -----------   ----------    ----------   ----------

Wholly-owned Properties
-----------------------

Commonwealth Business
Center Phase II                100%       $  541,348    $  535,619   $  587,304

University Business
Center Phase I                 100%       $1,530,842    $1,431,094   $1,359,802

Properties Owned in Joint
Venture with NTS-
Properties IV
-------------------------

The Willows of Plainview
Phase II                        90%       $1,283,576    $1,150,113   $1,074,104

Lakeshore Business Center
Phase I                         N/A           N/A           N/A      $   74,043
                                                                           (1)
Property Owned in Joint
Venture with NTS-
Properties Plus Ltd.
-----------------------

University Business
Center Phase II                 N/A           N/A           N/A      $   17,263
                                                                           (1)
Properties Owned Through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
------------------------

Lakeshore Business Center
Phase I                         69%      $  984,446    $  920,643    $  743,824

Lakeshore Business Center
Phase II                        69%      $  977,016    $  804,221    $  745,307

University Business
Center Phase II                 69%      $  576,088    $  837,438    $  768,180

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

---------------------------------

The 6% decrease in year-ending occupancy at Commonwealth Business Center Phase II from 1996 to 1997 is the result of three tenant move-outs totaling approximately 21,600 square feet. The three tenants vacated at the end of their lease terms. Partially offsetting the move-outs are five new leases totaling approximately 18,100 square feet. Average occupancy decreased from 77% (1996) to 74% (1997). The increase in rental and other income at Commonwealth Business Center Phase II for 1997 as compared to 1996 is primarily due to an increase in pass through income and a decrease in the provision for bad debt. Increased pass through income is a result of additional services, such as janitorial, being provided to an approximately 14,000 square foot tenant. Reimbursement to the Partnership by the tenant is in accordance with the lease terms. Tenants in business centers are generally responsible for obtaining and managing these types of services themselves. The increase in rental and other income at the business center from 1997 to 1996 is partially offset by the effect of the decrease in average occupancy.

As of December 31, 1997, Commonwealth Business Center Phase II had an additional 8,037 square feet leased. The new tenant took occupancy during February 1998. Also at December 31, 1997, the business center had a second new lease signed for 2,029 square feet. The new tenant took occupancy during January 1998. With the new leases, the business center's occupancy should improve to 95% during the first quarter of 1998. See the Liquidity and Capital Resources section of this item for the tenant finish commitment relating to the new leases.

The 17% increase in year-ending occupancy at Commonwealth Business Center Phase II from 1995 to 1996 is a result of two new leases totaling approximately 15,400 square feet. Included in this total is a five year lease for approximately
14,000 square feet. Partially offsetting the new leases are three tenant move-outs totaling approximately 5,200 square feet. Two of the tenants, which occupied 3,600 square feet, vacated the premises at the end of the lease terms. The third tenant, which had occupied approximately 1,600 square feet, vacated prior to the end of its lease term due to bankruptcy. There was no accrued income associated with this lease. Average occupancy decreased from 87% (1995) to 77% (1996). The decrease in rental and other income at Commonwealth Business Center Phase II for 1996 as compared to 1995 is primarily the result of the decrease in average occupancy partially offset by an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

The 2% increase in year-ending occupancy at University Business Center Phase I from 1996 to 1997 is the result of an expansion lease of approximately 1,400 square feet by a current tenant. Average occupancy at University Business Center Phase I increased from 96% (1996) to 100% (1997). The increase in rental and other income is primarily due to the increase in average occupancy.

The 3% increase in year-ending occupancy at University Business Center Phase I from 1995 to 1996 is a result of three new leases totaling approximately 6,200 square feet. Partially offsetting the new leases are three tenant move-outs of approximately 3,500 square feet. Approximately 1,800 square feet of the move-outs represents two tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,700 square feet, represents a tenant who vacated prior to the end of the lease term. The move-out was the result of a downsizing by the tenant's parent company. The tenant has paid the Partnership a lease termination fee of approximately $5,800 (recorded as rental income). There was no accrued income associated with this lease. Average occupancy at University Business Center Phase I increased from 91%
(1995) to 96% (1996). The increase in rental and other income at University Business Center Phase I from 1995 to 1996 is primarily due to the increase in average occupancy.

---------------------------------

The Willows of Plainview  Phase II's  year-ending  occupancy  decreased from 92%
(1996) to 90% (1997) and average occupancy at The Willows of Plainview Phase II decreased from 95% (1996) to 91% (1997). In the opinion of the General Partner of the Partnership, the decrease in occupancy from 1996 to 1997 is only a temporary fluctuation and does not represent a downward occupancy trend.
Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willow of Plainview Phase II from 1996 to 1997 is a result of an increase in rental rates and an increase in income from fully-furnished units. Fully-furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully furnished units has increased.

The Willows of Plainview  Phase II's  year-ending  occupancy  decreased from 94%
(1995) to 92% (1996). Average occupancy at The Willows of Plainview Phase II increased from 92% (1995) to 95% (1996). The increase in rental and other income at The Willows of Plainview Phase II from 1995 to 1996 is a result of the increase in average occupancy, an increase in rental rates and an increase in income from fully-furnished units.

The 4% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1996 to 1997 can be attributed to four new leases totaling approximately 6,400 square feet and an expansion by a current tenant of its existing space totaling approximately 2,100 square feet. Partially offsetting the new leases are three tenants vacating prior to the end of the lease term - one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $7,000 of which the Partnership's proportionate share is $4,800 or 69%), one due to a decision by management to allow a tenant to terminate its lease early to accommodate a new long term tenant (1,900 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $5,000 of which the Partnership's proportionate share is $3,500 or 69%), and one due to a decision by management to allow a tenant to terminate its lease early at Lakeshore Business Center Phase I (1,300 square feet) and move into increased square footage at Lakeshore Business Center Phase II. Also partially offsetting the new leases is a reduction of 466 square feet by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase I decreased from 97% in 1996 to 96% in 1997. Rental and other income at Lakeshore Business Center Phase I increased from 1996 to 1997 primarily as a result of an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

Year-ending occupancy at Lakeshore Business Center Phase I remained constant (92%) from 1995 to 1996. Six new leases totaling 10,600 square feet, including approximately 3,400 square feet in expansions by two current tenants, are offset by five tenant move-outs totaling approximately 10,000 square feet. The five move-outs consist of two tenants (2,700 square feet) vacating at the end of the lease term, one tenant (1,600 square feet) exercising a termination option, and two tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space to another location (700 square feet - tenant paid rent through end of lease) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased from 84% in 1995 to 97% in 1996. Rental and other income at Lakeshore Business Center Phase I increased from 1995 to 1996 as a result of the increase in average occupancy. The increase in rental and other income is also due to the fact that the Partnership acquired an interest in

---------------------------------

Lakeshore Business Center Phase I as a result of the formation of the L/U II Joint Venture in January 1995. (See below for a discussion regarding the Joint Venture).

Year-ending  occupancy at Lakeshore  Business Center Phase II increased from 89%
(1996) to 100% (1997) as a result of five new leases totaling approximately 16,000 square feet which includes an approximately 1,800 square foot expansion by Lambda Physik, a current tenant. Lambda Physik leases nearly 12,700 square feet and has become the largest tenant in the building occupying approximately 13% of the building's total rentable square feet. Partially offsetting the new leases is one tenant move-out, at the end of the lease term, of approximately 4,800 square feet. Average occupancy at Lakeshore Business Center Phase II increased from 80% (1996) to 94% (1997). The increase in rental and other income at Lakeshore Business Center Phase II from 1996 to 1997 is primarily a result of the increase in average occupancy and an increase in common area expense reimbursements.

Year-ending  occupancy at Lakeshore  Business Center Phase II increased from 72%
(1995) to 89% (1996) as a result of five new leases totaling approximately 19,200 square feet which includes approximately 7,000 square feet in expansions by two current tenants. Partially offsetting the new leases and expansions is one tenant move-out totaling 2,800 square feet, vacating prior to the end of the lease term, but continuing to pay rent through the end of the lease term (August
1997). Average occupancy at Lakeshore Business Center Phase II increased from 76% (1995) to 80% (1996). Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant despite a 4% increase in average occupancy. This is primarily a result of a decrease in rental rates on lease renewals. As discussed in prior filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than 1995 and 1996 market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center II, however, increased in 1996 as compared to 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University Joint Venture (L/U II Joint Venture) on January 23, 1995. (See below for a discussion regarding the Joint Venture.)

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II. The original lease term was for seven years, and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II from 1996 to 1997 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. During
1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $48,000 or 69%.

---------------------------------

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased in 1996 compared to 1995 as a result of the Partnership's increased ownership in the business center effective January 23, 1995. (See below for a discussion regarding the change.) Overall, rental and other income at University Business Center Phase II remained fairly constant in 1996 as compared to 1995.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during 1996 and 1995. During 1997, $300,000 was collected from Philip Crosby Associates, Inc., a former tenant at University Business Center Phase II. The Partnership's share was $207,000 or 69%. See below for a further discussion of this matter.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section for a discussion regarding the cash requirements of the Partnership's current debt financings.

The increase in interest and other income from 1996 to 1997 is primarily the result of an insurance claim reimbursement for roof damage exceeding the cost to repair the roof at The Willows of Plainview Phase II.

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

Operating expenses increased in 1997 as compared to 1996 due to increased expenses associated with fully furnished units and increased advertising and landscaping costs at The Willows of Plainview Phase II, increased janitorial costs at all of the Partnership's commercial properties except University Business Center Phase II, increased replacement costs at University Business Center Phase I, and increased utility costs at Lakeshore Business Center Phase
I. Partially offsetting the increase in operating expenses are decreased exterior painting costs at University Business Center Phase I, decreased legal expenses at Lakeshore Business Center I and decreased janitorial costs at University Business Center Phase II.

Operating expenses increased in 1996 as compared to 1995 due to increased expenses associated with fully furnished units at The Willows of Plainview Phase II, increased legal fees at Lakeshore Business Center Phase I, an increase in vacant suite utility costs at Commonwealth Business Center Phase II, increased exterior painting costs at University Business Center Phase I and increased repairs and maintenance costs at Lakeshore Business Center Phase II. The increase in operating expenses is also the result of the Partnership acquiring an interest in the Lakeshore/University II Joint Venture in January 1995. (See below for a discussion regarding the Joint Venture.) Partially offsetting the increase in operating expenses are decreased exterior painting costs and decreased carpet and wallcovering replacement costs at the Willows of Plainview Phase II and decreased janitorial costs at University Business Center Phase II.

---------------------------------

The  increase  in  operating  expenses  -  affiliated  from  1996 to 1997 is due primarily to the increase in leasing and property management costs at Commonwealth Business Center Phase II, increased property management costs at Lakeshore Business Center Phases I and II, and The Willows of Plainview Phase II.

The increase in operating expenses - affiliated from 1995 to 1996 is due primarily to the Partnership's acquisition of an interest in the L/U II Joint Venture (discussed below). Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1995 write-off of unamortized tenant improvements was not significant. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's need, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements.

The 1997 write-off of unamortized loan costs (recorded as an extraordinary item) relates to loan costs associated with The Willows of Plainview Phase II's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (December 5, 2003).

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

The change in the amortization of capitalized leasing costs for 1997 as compared to 1996 was not significant. The decrease in the amortization of capitalized leasing costs for 1996 as compared to 1995 is due to the fact that the costs capitalized during start-up at University Business Center Phase II became fully amortized at the end of 1995.

Interest expense has decreased in 1997 as compared to 1996 and in 1996 as compared to 1995 primarily as the result of lower interest rates on the permanent financing obtained by the Partnership in January 1996 (secured by University Business Center Phase I and Commonwealth Business Center Phase II) and obtained by the L/U II Joint Venture in July 1996 (secured by the assets of the Joint Venture). See the Liquidity and Capital Resources section of this item for a discussion of these permanent financings. The decrease in interest expense from 1995 to 1996 is partially offset by the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fees from 1995 to 1996 can also be attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes from 1996 to 1997 is primarily the result of an increase in the 1997 property tax assessments for Lakeshore Business Center Phases I and II as compared to the 1996 assessment. The increase in real estate taxes from 1995 to 1996 is primarily a result of the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase is also due to an increase in the 1996 property tax assessment for University Business Center Phase I and Lakeshore Business Center Phase I as compared to the 1995 assessment.

---------------------------------

The change in professional and administrative expenses from 1996 to 1997 was not significant. The decrease in professional and administrative expenses from 1995 to 1996 is due primarily to decreased outside legal fees and litigation settlement expense. The litigation was originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its General Partner and NTS-Properties IV, an affiliate of the General Partner of the Partnership, and its General Partner was settled during 1995. At a settlement conference before the Court (U.S.D.C., S.D. NY), the parties agreed on a confidential basis to settle the litigation, and any and all other claims of the Third-Party Plaintiffs in exchange for the payment by the Partnership and NTS-Properties IV of certain monies without the admission of fault or wrongdoing.

Professional and Administrative expenses - affiliated increased from 1996 to 1997 and from 1995 to 1996 as a result of increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development, an affiliate of the General Partner.

The change in depreciation and amortization expense from 1996 to 1997 was not significant. Depreciation and amortization expense decreased from 1995 to 1996 as a result of a portion of the Partnership's assets (primarily tenant finish improvements) having become fully depreciated. The decrease in depreciation and amortization is partially offset by the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $40,000,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $1,666,522 (1997), $919,765 (1996) and $562,363 (1995). No distribution was declared during 1995 as a result of a loan covenant (the $6,402,000 note payable) which required the Partnership to have $500,000 remaining in cash or cash equivalents (excluding residential security deposits and cash escrowed with a lending institution for the payment of property taxes) following a distribution. The note payable was repaid in January 1996 (see below for a further discussion). No distributions were declared during 1996 or 1997. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at December 31) were $473,362, $315,816 and $218,331 at December 31, 1997, 1996 and
1995, respectively.

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

-------------------------------------------

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

On January 29, 1996 the Partnership obtained permanent financing from a bank totaling $1,600,000 with $200,000 held for future funding. The outstanding balance at December 31, 1997 was $1,278,251. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II ("CBC II"). The remaining $200,000 will be disbursed by February 1, 1999 in one additional advance when the following conditions are met: 1) CBC II reaches a minimum occupancy of 75% based on leases acceptable to the bank with a minimum term of not less than three years, 2) CBC II achieves a minimum gross monthly base rental income of $37,500 for at least three months, 3) the Partnership is not in default on the loan and 4) the bank receives tenant estoppel certificates from the tenants of CBC II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

Subsequent to December 31, 1997, the Partnership received the additional funding of $200,000. The proceeds will be used to fund tenant improvements at Commonwealth Business Center Phase II.

On January 31, 1996, the Partnership obtained permanent financing from an insurance company totaling $5,100,000. The outstanding balance at December 31, 1997 was $4,588,807. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The proceeds of these permanent financings ($1,600,000 less $200,000 and $5,100,000) were used to retire the Partnership's note payable, which had a balance of $6,352,000, to fund loan closing costs and to increase the Partnership's cash reserves.

-------------------------------------------

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totaling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1997 were $5,606,774, $5,374,127, and $5,211,275 respectively. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at December 31, 1997 was $3,881,569, $3,720,508, and $3,607,766, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16,800,000 which bore interest at a fixed rate of 10.6% and fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes that were paid-off was approximately $11,600,000 or 69%. The notes which were paid-off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

On December 21, 1997, Willows of Plainview Phase II obtained two mortgage loans from insurance companies totaling $5,100,000 ($3,193,000 and $1,907,000). The outstanding balances of the loans at December 31, 1997 were $3,193,000 and $1,907,000, respectively, for a total of $5,100,000. The Partnership proportionate interest in the loans at December 31, 1997 was $2,871,146 and $1,714,774, respectively, for a total of $4,585,920. The mortgages bear interest at a fixed rate of 7.2%, and are due January 5, 2013 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a fifteen-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds were used to pay off the property's mortgages payable of approximately $5,070,000 which bore interest at a fixed rate of 7.5% and to fund loan closing costs. The Partnership's proportionate interest in the notes which were paid off was approximately $4,563,500 or 90%. The notes which were paid off had a maturity date of December 5, 2003.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also include cash which was being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows provided by investing activities during 1996 were the result of a release of these escrow funds. Cash flows provided by financing activities are from debt refinancings (discussed above). Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership Units. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the change in the cost of capital resources as a result of the new financings which are secured by The Willows of Plainview Phase Joint Venture II as discussed above.

-------------------------------------------

Due to the fact the no distributions were made during 1997, 1996 or 1995, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principal basis has been omitted.

As of December 31, 1996, the Partnership had accrued approximately $160,000 (included in the accounts payable - construction balance) for certain improvements to the undeveloped land plus interest at the University Place development. The purchaser of the approximately 1 acre tract of land at the University Place development has paid for the cost of these improvements. The Partnership is required to reimburse the purchaser for these costs, along with interest at the Prime Rate, at the earlier of (1) the start of construction of University Business Center Phase III, (2) the sale by the Partnership of any portion of the remaining undeveloped land, or (3) five years from the date of the Agreement (agreement dated November 1992). During November 1997, the Partnership reimbursed the purchaser for the land improvements that were made during 1992.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $207,000 or 69%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence

-------------------------------------------

April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

The Joint Venture is currently negotiating directly with the other sublessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

As of December 31, 1997, Commonwealth Business Center Phase II has a commitment for tenant finish improvements of approximately $150,000 as a result of a new five-year lease for approximately 8,000 square feet. The project is expected to be completed during the first quarter of 1998. The source of the funds for this project is expected to be the $200,000 loan proceeds discussed above.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations and cash reserves. The amount expensed in 1997 was immaterial.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1997.

In the next twelve months, the demand on future liquidity is anticipated to increase as a result of the commitment made for a special tenant finish allowance and as a result of the two mortgage loans secured by The Willows of Plainview Phase II which were obtained December 21, 1997 (see discussions above). The Partnership also expects the demand on future liquidity to increase as a result of future leasing activity at Commonwealth Business Center Phase II, University Business Center Phases I and II and Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this funding, the Partnership

-------------------------------------------

was able to repurchase 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. On August 30, 1996, the Partnership elected to fund an additional $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership was able to repurchase an additional 370 Units at a price of $135 per Unit. Through December 31, 1997, 740 units have been repurchased for $99,900. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Partnership funded the Interest Repurchase Reserve from cash reserves.

Subsequent to December 31, 1997, the Partnership elected to fund an additional amount of $30,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $150 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. The Partnership notified the limited partners of this action and opportunity by mail during January 1998.

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

The Partnership owns approximately 6.21 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,125,246 is land cost, capitalized interest and common area costs. At the current time, the Partnership is negotiating the sale of Phase III vacant land along with University Business Center Phases I and II to Full Sail Recorders, Inc. See below for a further discussion of the possible sale. If this transaction does not occur, the Partnership will continue to evaluate the possibility of building University Business Center Phase III on the vacant land. The decision to build will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.

-------------------------------------------

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase the University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. At December 31, 1997, the carrying value of University Business Center Phase I and Phase III vacant land is approximately $6,000,000 and is encumbered by a mortgage of $4,588,807 and the carrying value of University Business Center Phase II is approximately $7,500,000 and is encumbered by a mortgage of $5,374,127. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for the properties. Because no binding agreement exists for the purchase of these properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial positions. The
University  II  office  building  is  owned  by the L/U II  Joint  Venture,  the
successor  to  the  NTS  University   Boulevard  Joint  Venture,  in  which  the
Partnership owns a 69% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1997 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as " the Partnership anticipates ", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

-------------------------------------------

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

A portion of the Partnership's debt service is based on a variable interest rate, any fluctuations in which are beyond the control of the Partnership. These variances could, for example, impact the Partnership's projected cash flow and cash requirements as well as its ability to pay distributions to the limited partners.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties V, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 55 through 57 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                   ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 6, 1998



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996


                                                        1997            1996
                                                     -----------     -----------
ASSETS

Cash and equivalents                                 $   473,362     $   315,816
Cash and equivalents - restricted                         69,858          84,992
Accounts receivable, net of allowance
 for doubtful accounts of $13,304 (1997)
 And $15,899 (1996)                                      291,504         517,267
Land, buildings and amenities, net                    23,750,773      24,972,650
Asset held for development, net                        2,125,246       2,279,098
Asset held for sale                                    1,152,868       1,152,868
Other assets                                             849,287       1,011,565
                                                     -----------     -----------

                                                     $28,712,898     $30,334,256
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                          $21,662,821     $22,688,331
Accounts payable - operations                            284,829         256,451
Accounts payable - construction                           34,486         215,059
Security deposits                                        167,597         152,931
Other Liabilities                                        189,570          39,865
                                                     -----------     -----------
                                                      22,339,303      23,352,637

Commitments and Contingencies

Partners' equity                                       6,373,595       6,981,619
                                                     -----------     -----------

                                                     $28,712,898     $30,334,256
                                                     ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                          1997           1996           1995
                                                       -----------    -----------    -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $3,045 (1997),
  $9,566 (1996) and $34,423 (1995)                     $ 5,831,544    $ 5,665,972    $ 5,328,772
 Interest and other income                                  74,742         27,728         59,954
                                                       -----------    -----------    -----------

                                                         5,906,286      5,693,700      5,388,726
Expenses:
 Operating expenses                                      1,189,163      1,077,906        960,770
 Operating expenses - affiliated                           566,492        515,018        504,206
 Write-off of unamortized tenant
  improvements                                               --             --             4,719
 Amortization of capitalized leasing
  costs                                                     20,810         18,735         30,880
 Interest expense                                        1,753,841      1,997,728      2,189,900
 Management fees                                           352,933        342,292        322,257
 Real estate taxes                                         576,997        548,428        526,099
 Professional and administrative
  expenses                                                 117,016        117,174        203,413
 Professional and administrative
  expenses - affiliated                                    221,034        180,699        154,275
 Depreciation and amortization                           1,666,678      1,681,572      1,788,821
                                                       -----------    -----------    -----------

                                                         6,464,964      6,479,552      6,685,340
                                                       -----------    -----------    -----------

Loss before extraordinary item                            (558,678)      (785,852)    (1,296,614)

Extraordinary item - write-off of
  unamortized loan costs                                   (49,346)       (50,118)         --
                                                       -----------    -----------    -----------

Net loss                                               $  (608,024)   $  (835,970)   $(1,296,614)
                                                       ===========    ===========    ===========

Net income (loss) allocated to the
 limited partners:
  Income (loss) before extraordinary item              $  (553,091)   $  (777,993)   $(1,283,648)

  Extraordinary item                                       (48,853)       (49,617)         --
                                                       -----------    -----------    -----------

  Net income (loss)                                    $  (601,944)   $  (827,610)   $(1,283,648)
                                                       ===========    ===========    ===========

Net loss per limited partnership Unit:
 Loss before extraordinary item                        $    (15.74)   $    (21.84)   $    (35.78)
 Extraordinary item                                          (1.39)         (1.39)         --
                                                       -----------    -----------    -----------

 Net loss                                              $    (17.13)   $    (23.23)   $    (35.78)
                                                       ===========    ===========    ===========

Weighted average number of limited
 partnership units                                          35,136         35,632         35,876
                                                       ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.
                                     - 37 -



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        Limited        General
                                        Partners      Partners         Total
                                      -----------    -----------    -----------

Balances at December 31, 1994         $ 9,314,736    $  (100,633)   $ 9,214,103

 Net loss                              (1,283,648)       (12,966)    (1,296,614)
                                      -----------    -----------    -----------

Balances at December 31, 1995           8,031,088       (113,599)     7,917,489

 Net loss                                (827,610)        (8,360)      (835,970)

 Repurchase of Limited Partnership
  Units                                   (99,900)        --            (99,900)
                                      -----------    -----------    -----------
Balances at December 31, 1996           7,103,578       (121,959)     6,981,619

 Net loss                                (601,944)        (6,080)      (608,024)
                                      -----------    -----------    -----------

Balances at December 31, 1997         $ 6,501,634    $  (128,039)   $ 6,373,595
                                      ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                     1997            1996            1995
                                                 ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $   (608,024)   $   (835,970)   $ (1,296,614)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Provision for doubtful accounts                       3,045           9,566          34,423
  Write-off of unamortized tenant improvements            --              --            4,719
  Write-off of unamortized loan costs                  49,346          50,118            --
  Amortization of capitalized leasing costs            20,810          18,735          30,880
  Depreciation and amortization                     1,666,678       1,681,572       1,788,821
  Changes in assets and liabilities:
   Cash and equivalents - restricted                   15,134         (42,395)        (25,712)
   Accounts receivable                                222,718         239,791         215,134
   Other assets                                       104,065        (102,413)         60,074
   Accounts payable - operations                       28,378        (108,980)         89,104
   Security deposits                                   14,666           5,601          11,477
   Other liabilities                                  149,706           4,140        (349,943)
                                                 ------------    ------------    ------------

  Net cash provided by operating activities         1,666,522         919,765         562,363
                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities           (431,992)       (310,458)       (120,488)
Decrease (increase) in cash and equivalents -
restricted                                               --            13,721          (9,499)
                                                 ------------    ------------    ------------

  Net cash used in investing activities              (431,992)       (296,737)       (129,987)
                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                       4,585,920      18,546,020           --
Principal payments on mortgages and notes
 payable                                           (5,611,430)    (18,697,629)       (738,350)
Capital contribution by a joint venture
 partner                                                 --              --           519,225
Additions to loan costs                               (51,474)       (274,034)       (202,520)
Repurchase of limited partnership Units                  --           (99,900)          --
                                                 ------------    ------------    ------------

  Net cash used in financing activities            (1,076,984)       (525,543)       (421,645)
                                                 ------------    ------------    ------------

  Net increase in cash and
   equivalents                                        157,546          97,485          10,731

CASH AND EQUIVALENTS, beginning of year               315,816         218,331         207,600
                                                 ------------    ------------    ------------

CASH AND EQUIVALENTS, end of year                $    473,362    $    315,816    $    218,331
                                                 ============    ============    ============

Interest paid on a cash basis                    $  1,865,183    $  2,037,647    $  2,188,847
                                                 ============    ============    ============

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

             A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                              1997         1996         1995
                                          -----------  -----------   ----------

             Net loss                       $(608,024)   $(835,970) $(1,296,614)

             Items handled differently
              for tax purposes:
               Depreciation and
                amortization                  342,809      254,781      422,071
               Capitalized leasing
                costs                          14,484       14,484          514
               Rental income                  353,677      227,838      145,460
               Allowance for doubtful
                accounts                       (2,596)     (37,682)       5,249
               Write-off of unamortized
                tenant improvements           (39,966)        (840)     (45,871)
                                            ---------    ---------    ---------

             Taxable income (loss)          $  60,384    $(377,389)   $(769,191)
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

       H)    Basis of Property and Depreciation
             ----------------------------------

             Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements and 5-30 years for amenities.

    -------------------------------------------

       H)    Basis of Property and Depreciation - Continued
             ----------------------------------------------

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1997 and 1996 did not result in an impairment loss.

       I)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $254,533 and $458,504 as of December 31, 1997 and 1996, respectively.

             All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with initial leasing of the properties are capitalized and amortized over a five year period.

       J)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1997, 1996 and 1995.

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


 3.    Investment in Joint Ventures
       ----------------------------


       A)    NTS Willows Phase II Joint Venture
             ----------------------------------

             In 1984, the Partnership entered into a joint venture agreement with NTS-Properties IV, an affiliate of the General Partner of the Partnership, to develop and construct a 144 unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. NTS-Properties IV contributed land

       ----------------------------------------


       A)    NTS Willows Phase II Joint Venture - Continued
             ----------------------------------------------

             valued at $800,000 and the Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 90% at December 31, 1997. The Partnership's share of the joint venture's net operating income was $22,809 (1997), $61,658 (1996), and $39,402(1995).

       B)    NTS Ft. Lauderdale Office Joint Venture
             ---------------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop an approximately 103,000 square-foot commercial business center known as Lakeshore Business Center Phase I, located in Fort Lauderdale, Florida.

             NTS-Properties IV contributed land valued at $1,752,982 and the Partnership contributed approximately $9,170,000, the construction and carrying costs of the business center. The net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income was $10,809 (1995).

             On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. Refer to Note 3D for a further discussion of the new joint venture.

       C)    NTS University Boulevard Joint Venture
             --------------------------------------

             In 1989, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd., an affiliate of the General Partner of the Partnership, to develop an approximately 88,000 square foot commercial business center (includes 10,000 square feet of mezzanine space) known as University Business Center Phase II, located in Orlando, Florida. The Partnership contributed land valued at $1,460,000 and NTS-Properties Plus Ltd. contributed development and carrying costs of approximately $8,000,000. In connection with the construction of University Business Center Phase I, the Partnership incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, NTS-Properties Plus Ltd. paid approximately $747,000 to the Partnership for Phase II's share of the common area costs. The net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income was $2,722 (1995).

             On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. Refer to Note 3D for a further discussion of the new joint venture.

       D)    Lakeshore/University II Joint Venture
             -------------------------------------

             On January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General

       ----------------------------------------

             -------------------------------------------------

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

             Lakeshore Business Center                NTS-Properties Plus Ltd.
             Phase II (-$1,023,535)

             Undeveloped land adjacent to the         NTS - Properties Plus Ltd.
             Lakeshore Business Center
             development (3.8 acres)(-$670,709)

             Undeveloped land adjacent to the         NTS/Fort Lauderdale, Ltd.
             Lakeshore Business Center
             development (2.4 acres)($27,104)

             University Business Center               NTS-Properties V and NTS-
             Phase II ($953,236)                      Properties Plus Ltd.

             Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS/Properties IV contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 69% at December 31, 1997. The Partnership's share of the joint ventures net operating loss was $526,340 (1997), $683,988 (1996) and
             $856,189 (1995).


 4.    Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                   1997            1996
                                                -----------     -----------

          Land and improvements                 $ 9,791,949     $ 9,768,140
          Buildings, improvements
           and amenities                         32,984,399      32,827,375
                                                -----------     -----------

                                                 42,776,348      42,595,515

          Less accumulated depreciation          19,025,575      17,622,865
                                                -----------     -----------

                                                $23,750,773     $24,972,650
                                                ===========     ===========

 5.    Asset Held for Development
       --------------------------

       As of December 31, 1997, the Partnership owned approximately 6.21 acres of land adjacent to the University Place development in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,125,246 million is land cost, capitalized interest and common area costs. At the current time, the Partnership is exploring the possibility of selling the vacant land along with University Business Center Phases I and II. See Note 11 Commitments and Contingencies for a further discussion of the possible sale. If this transaction does not occur, the Partnership will continue to evaluate the possibility of building University Business Center Phase III on the vacant land. The decision to build will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.


6.     Asset Held for Sale
       -------------------

       As of December 31, 1997, the L/U II Joint Venture owned approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1997 in the asset held for sale is $1,152,868. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.


7.     Mortgages and Note Payable
       --------------------------

       Mortgages and note payable as of December 31 consist of the following:


                                                        1997           1996
                                                     -----------    -----------
       Mortgage  payable with an insurance
       company bearing interest at a fixed
       rate of 7.65%, due February 1, 2008,
       secured by land and building                  $ 4,588,807    $ 4,876,477

       Mortgage payable with an insurance
       company bearing interest at fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building                    3,881,569      4,101,627

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 8.125%, due August 1, 2008
       secured by land and building                    3,720,508      3,931,435

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 8.125%, due August 1, 2008
       secured by land and building                    3,607,766      3,812,300

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 7.2%, due January 5, 2013,
       secured by land, buildings and
       amenities                                       2,871,146          --
                              (Continued next page)

                                                   1997               1996
                                               ------------      -------------
       Mortgage  payable with an insurance
       company bearing interest at a fixed
       rate of 7.2%, due January 5, 2013,
       secured by land, buildings and
       amenities                               $  1,714,774      $     --

       Note payable with a bank bearing
       interest at the Prime Rate, due
       February 1, 2009, secured by land
       and building                               1,278,251          1,345,687

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                    --               2,893,401

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                    --               1,727,404
                                               ------------        -----------
                                               $ 21,662,821       $ 22,688,331
                                               ============        ===========


       The Prime Rate was 8.5% at December 31, 1997 and was 8.25% at December 31, 1996.

       The mortgages are payable in aggregate monthly installments of $286,374
       which    include principal, interest and property tax escrow. Scheduled maturities of debt are as follows:

           For the Years Ended December 31,             Amount
          --------------------------------          -----------

                       1998                         $ 1,234,191
                       1999                           1,350,587
                       2000                           1,461,247
                       2001                           1,580,993
                       2002                           1,710,576
                    Thereafter                       14,325,227
                                                    -----------
                                                    $21,662,821
                                                    ===========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $21,700,000.

       For  additional   information  regarding  the  Partnership's   $1,278,251
       mortgage payable, see Note 12 Subsequent Events.

       The 1997 write-off of unamortized loan costs (recorded as an extraordinary item) relates to loan costs associated with The Willows of Plainview Phase II's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (December 5, 2003).

       The 1996 write-off of unamortized loan costs (recorded as an extraordinary item) relates to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998).

8.     Interest Repurchase Reserve
       ---------------------------

       On June 28, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $50,000 pursuant to Section 16.4 of the
       Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With these funds, the Partnership repurchased 370 Units at a price of $135 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996, of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. On August 30, 1996, the Partnership elected to fund an additional $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership repurchased an additional 370 Units at a price of $135 per Unit. Through December 31, 1997, 740 Units have been repurchased for $99,900. Repurchased Units are retired by the
       Partnership, thus increasing the share of ownership for remaining investors. For additional information regarding the Interest Repurchase Reserve, see Note 12 Subsequent Events.


9.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1997:

                  For the Years Ended December 31:            Amount
                 --------------------------------         ------------

                                1998                      $  3,185,967
                                1999                         2,687,254
                                2000                         2,052,599
                                2001                         1,663,645
                                2002                         1,182,354
                             Thereafter                        807,760
                                                          ------------
                                                          $ 11,579,579
                                                          ============

10.    Related Party Transactions
       --------------------------

       Pursuant to an agreement with the Partnership, property management fees of $352,933 (1997), $342,292 (1996) and $322,257 (1995) were paid to NTS
       Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $25,763 and $17,511 as a repair and maintenance fee during the years ended December 31, 1997 and 1996, respectively, and has capitalized this cost as part of land, building and amenities.

       As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges included items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, building and amenities.



                                      1997          1996          1995
                                   ----------    ----------    ----------

          Leasing                  $  216,100    $  242,890    $  206,008
          Administrative              279,933       236,800       175,982
          Property manager            353,002       313,048       315,575
          Other                         5,752        28,846         9,108
                                   ----------    ----------    ----------

                                   $  854,787    $  821,584    $  706,673
                                   ==========    ==========    ==========

11.    Commitments and Contingencies
       -----------------------------

       Philip  Crosby  Associates,  Inc.  ("Crosby")  previously  leased 100% of
       University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

       During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $207,000 or 69%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

       In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

       -----------------------------------------

       The Joint Venture is currently negotiating directly with the other sublessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

       On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. At December 31, 1997, the carrying value of University Business Center Phase I and Phase III vacant land is approximately $6,000,000 and is encumbered by a mortgage of $4,588,807 and the carrying value of University Business Center Phase II is approximately $7,500,000 and is encumbered by a mortgage of $5,374,127. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 69% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

       As of December 31, 1997. Commonwealth Business Center Phase II had a commitment for tenant finish improvements of approximately $150,000 as a result of a new five-year lease for approximately 8,000 square feet. The project is expected to be completed during the first quarter of 1998. The source of the funds for this project is expected to be the $200,000 loan proceeds received subsequent to December 31, 1997. See Note 12 Subsequent Events for a discussion regarding this transaction.


12.    Subsequent Events
       -----------------

       Subsequent to December 31, 1997, NTS-Properties V has elected to fund an additional amount of $30,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $150 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. The Partnership notified the limited partners of this action and opportunity by mail during January 1998.

       Subsequent to December 31, 1997, the Partnership received a $200,000 funding in accordance with the terms of the Commonwealth Business Center Phase II loan agreement. The balance of the loan at December 31, 1997 was $1,278,251.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None.


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

The partners of NTS-Properties Associates V are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 56) is the managing General Partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS  Capital  Corporation  (formerly  NTS Corporation) is a Kentucky corporation
formed  in  October  1979.   J. D. Nichols is Chairman of the Board and the sole
director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good, Brian F. Lavin and John W. Hampton.

Richard L. Good
---------------

Mr. Good (age 58), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm Nashville, Tennessee.

Brian F. Lavin
--------------

Mr. Lavin (age 44) serves as Executive Vice President of NTS Development Company and President of the Company's Income Properties. As such, Mr. Lavin is responsible for all NTS commercial real estate development, land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firm's expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the
Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

         --------------------------------------------------------------

John W. Hampton
---------------

Mr. Hampton (age 48) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.


Item 11. Management Remuneration and Transactions
         ----------------------------------------


The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS Development Company provides certain other services to the Partnership. See Note 10 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocation and cash distributions.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of March 6, 1998.

       Oceanridge Investments, Ltd.
       6110 North Ocean Blvd, #37
       Boynton Beach , Florida 33435                 2,061 Units (5.8%)

       Oceanridge Investments, Ltd. is a limited partnership controlled by members of the family of Mr. J. D. Nichols, a general partner of the General Partner of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Pursuant to an  agreement  with the  Partnership,  property  management  fees of
$352,933  (1997),   $342,292  (1996)  and  $322,257  (1995)  were  paid  to  NTS
Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $25,763 and $17,511 as a repair and maintenance fee during the years ended December 31, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                              1997              1996              1995
                             -------           -------           -------

     Leasing agents         $216,100          $242,890          $206,008
     Administrative          279,933           236,800           175,982
     Property manager        353,002           313,048           315,575
     Other                     5,752            28,846             9,108
                             -------           -------           -------

                            $854,787          $821,584          $706,673
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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1997, 1996 and 1995 together with the report of Arthur Andersen LLP, dated March 6, 1998, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                                  Page No.
                                                                    -------
        III-Real Estate and Accumulated Depreciation                 55-57

        All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                                  Page No.
        -----------                                                 ---------

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

4.      Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1997.



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997



                                             Commonwealth   University                    Lakeshore
                                               Business      Business      The Willows     Business
                                                Center        Center      of Plainview      Center
                                               Phase II       Phase I       Phase II       Phase I
                                              -----------   ----------     -----------   -----------

Encumbrances                                      (A)           (B)            (B)           (B)

Initial cost to partnership:
  Land                                        $   946,039   $  1,576,346   $ 1,604,739   $ 2,250,741
  Buildings and improvements                    1,574,747      2,650,105     5,654,188     3,592,918

Cost capitalized subsequent to
 acquisition
  Improvements                                  2,032,003      3,508,263        88,803     2,955,702
  Other (C)                                         --             --            --       (1,351,170)
Gross amount at which carried
 December 31, 1997:
  Land                                        $   994,796   $  1,630,177   $ 1,618,785   $ 1,858,583
  Buildings and improvements                    3,557,993      6,104,537     5,728,945     5,589,608
                                              -----------   ------------   -----------   -----------

  Total                                       $ 4,552,789   $  7,734,714   $ 7,347,730   $ 7,448,191
                                              ===========   ============   ===========   ===========

Accumulated depreciation                      $ 2,609,103   $  3,859,476   $ 3,427,092   $ 3,546,807
                                              ===========   ============   ===========   ===========

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

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                                     - 55 -


                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997



                                                            University           Lakeshore
                                                             Business             Business
                                                              Center               Center              Total
                                                             Phase II             Phase II          Pages 55-56
                                                           -----------          -----------         -----------

Encumbrances                                                   (A)                  (A)

Initial cost to partnership:
  Land                                                     $   356,625          $ 2,554,955         $ 9,289,445
  Buildings and improvements                                 1,038,524            5,849,946          20,360,428

Cost capitalized subsequent to
 acquisition
  Improvements                                                  33,807              157,409           8,775,987
  Other (B)                                                  5,701,658                --              4,350,488
  Carrying costs                                                 --                   --                  --

Gross amount at which carried
 December 31, 1996 (C):
  Land                                                      $1,134,653          $ 2,554,955         $ 9,791,949
  Buildings and improvements                                 5,995,961            6,007,355          32,984,399
                                                           -----------          -----------          ----------

  Total                                                     $7,130,614          $ 8,562,310         $42,776,348
                                                           ===========          ===========         ===========

Accumulated depreciation                                    $2,439,815          $ 3,143,282         $19,025,575
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

(C) Aggregate cost of real estate for tax purposes is $40,000,810.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                                     - 56 -



                                NTS-PROPERTIES V,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Real        Accumulated
                                                 Estate       Depreciation
                                              ------------    ------------

Balances at December 31, 1994                 $ 29,507,246    $ 12,001,612

Additions during period:
 Improvements                                      190,456          --
 Depreciation (a)                                    --          1,554,907
 Other (b)                                      14,106,559       3,366,067

Deductions during period:
 Retirements                                       (64,804)        (60,086)
 Other (c)                                      (1,351,170)       (624,169)
                                              ------------    ------------

Balances at December 31, 1995                   42,388,287      16,238,331

 Additions during period:
 Improvements                                      297,035          --
 Depreciation (a)                                     --         1,474,241

Deductions during period:
 Retirements                                       (89,807)        (89,707)
                                              ------------    ------------

Balances at December 31, 1996                   42,595,515      17,622,865

 Additions during period:
 Improvements                                      252,121          --
 Depreciation (a)                                     --         1,473,905

Deductions during period:
 Retirements                                       (71,288)        (71,195)
                                              ------------    ------------

Balances at December 31, 1997                 $ 42,776,348    $ 19,025,575
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

                                     - 57 -

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

                                        NTS-PROPERTIES V, a Maryland Limited
                                        Partnership
                                                    (Registrant)

                                        BY: NTS-Properties Associates V,
                                            General Partner
                                            BY: NTS Capital Corporation,
                                            General Partner


                                            /s/ John W. Hampton
                                            -------------------
                                                John W. Hampton
                                                Senior Vice President



Date: March 26, 1998


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