Form 10-Q
period 1998-03-31
NTS PROPERTIES V
filed 1998-05-15
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____-_______

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

                                TABLE OF CONTENTS


                                                                   Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of March 31, 1998 and December 31, 1997               3

            Statements of Operations
              For the three months ended March 31, 1998 and 1997       4

            Statements of Cash Flows
              For the three months ended March 31, 1998 and 1997       5

            Notes To Financial Statements                            6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10-18


                                     PART II

1.     Legal Proceedings                                              19
2.     Changes in Securities                                          19
3.     Defaults upon Senior Securities                                19
4.     Submission of Matters to a Vote of Security Holders            19
5.     Other Information                                              19
6.     Exhibits and Reports on Form 8-K                               19

Signatures                                                            20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                   As of            As of
                                              March 31, 1998  December 31, 1997*
                                              --------------  ------------------
ASSETS

Cash and equivalents                           $   701,867      $   473,362
Cash and equivalents - restricted                  231,798           69,858
Accounts receivable, net of allowance
 for doubtful accounts of $13,304 (1998)
 and (1997)                                        391,081          291,504
Land, buildings and amenities, net              23,579,995       23,750,773
Asset held for development, net                  2,086,783        2,125,246
Asset held for sale                              1,152,868        1,152,868
Other assets                                       833,425          849,287
                                               -----------      -----------

                                               $28,977,817      $28,712,898
                                               ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                     $21,575,297      $21,662,821
Accounts payable - operations                      358,584          284,829
Accounts payable - construction                    147,633           34,486
Security deposits                                  162,327          167,597
Other liabilities                                  372,493          189,570
                                               -----------      -----------

                                                22,616,334       22,339,303

Commitments and Contingencies

Partners' equity                                 6,361,483        6,373,595
                                               -----------      -----------

                                               $28,977,817      $28,712,898
                                               ===========      ===========

                                      Limited         General
                                     Partners         Partner          Total
                                     --------         -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 30,582,037    $        100    $ 30,582,137
Net income loss - prior years        (8,554,517)         27,388      (8,527,129)
Net loss - current year                 (11,992)           (121)        (12,113)
Cash distributions declared to
 date                               (15,389,204)       (155,528)    (15,544,732)
Repurchase of limited
 partnership Units                     (136,680)           --          (136,680)
                                   ------------    ------------    ------------

Balances at March 31, 1998         $  6,489,644    $   (128,161)   $  6,361,483
                                   ============    ============    ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                                       Three Months Ended
                                                            March 31,
                                                       ------------------

                                                       1998             1997
                                                   -----------      -----------
Revenues:
 Rental income                                     $ 1,587,372      $ 1,355,746
 Interest and other income                              11,003            6,577
                                                   -----------      -----------

                                                     1,598,375        1,362,323
Expenses:
 Operating expenses                                    298,304          277,992
 Operating expenses - affiliated                       134,987          160,830
 Amortization of capitalized leasing
  costs                                                  3,703            5,203
 Interest expense                                      429,816          442,606
 Management fees                                        93,623           82,857
 Real estate taxes                                     145,457          139,998
 Professional and administrative
  expenses                                              29,170           27,767
 Professional and administrative
  expenses - affiliated                                 57,093           56,350
 Depreciation and amortization                         418,335          418,316
                                                   -----------      -----------

                                                     1,610,488        1,611,919
                                                   -----------      -----------

Net loss                                           $   (12,113)     $  (249,596)
                                                   ===========      ===========

Net loss allocated to the limited
 partners                                          $   (11,992)     $  (247,100)
                                                   ===========      ===========

Net loss per limited partnership unit              $      (.34)     $     (7.03)
                                                   ===========      ===========

Weighted average number of limited
 partnership units                                      35,136           35,136
                                                   ===========      ===========

                                      - 4 -



                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                           Three Months Ended
                                                                March 31,


                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (12,113)   $(249,596)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization of capitalized leasing costs                  3,703        5,203
  Depreciation and amortization                            418,335      418,316
  Changes in assets and liabilities:
   Cash and equivalents - restricted                      (131,940)    (120,488)
   Accounts receivable                                     (99,578)      32,596
   Other assets                                             (7,497)     (29,939)
   Accounts payable - operations                            73,755       84,855
   Security deposits                                        (5,270)      10,869
   Other liabilities                                       182,926      145,079
                                                         ---------    ---------

  Net cash provided by operating activities                422,321      296,895
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                 (87,766)    (109,217)
                                                         ---------    ---------

  Net cash used in investing activities                    (87,766)    (109,217)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note payable                     200,000         --
Principal payments on mortgages and note payable          (287,524)    (259,811)
Decrease in loan costs                                      11,474         --
Cash and equivalents - restricted                          (30,000)        --
                                                         ---------    ---------

  Net cash used in financing activities                   (106,050)    (259,811)
                                                         ---------    ---------

  Net increase (decrease) in cash and equivalents          228,505      (72,133)

CASH AND EQUIVALENTS, beginning of period                  473,362      315,816
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $ 701,867    $ 243,683
                                                         =========    =========

Interest paid on a cash basis                            $ 429,509    $ 449,466
                                                         =========    =========

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1998 and 1997.

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

2.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements and 3) funds reserved by the Partnership for the repurchase of limited partnership Units.

3.    Interest Repurchase Reserve
      ---------------------------

      Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of the Limited Partnership, the Partnership established an Interest Repurchase Reserve. On January 16, 1998, NTS Properties V elected to resume the Repurchase Program and fund an additional $30,000 to the Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $150 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. As of March 31, 1998, the Partnership had repurchased a total of 740 Units for $99,900. Repurchased units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. See Note 7 Subsequent Events for further information regarding the Interest Repurchase Program. The balance in the repurchase reserve at March 31, 1998 was $30,100.

4.    Mortgages and Note Payable
      --------------------------

      Mortgages and note payable consist of the following:


                                                    March 31,      December 31,
                                                      1998             1997
                                                    ---------      -----------
      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 7.65%, due February 1, 2008,
      secured by land and building                $  4,513,396     $  4,588,807

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                   3,823,714        3,881,569

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                   3,665,053        3,720,508

                              (Continued next page)

     --------------------------------------


                                                       March 31,    December 31,
                                                         1998           1997
                                                         ----           ----
     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                    $  3,553,991   $  3,607,766

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2% due January 5, 2013,
     secured by land, buildings and
     amenities                                          2,852,971      2,871,146

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2% due January 5, 2013,
     secured by land, buildings and
     amenities                                          1,703,920      1,714,774

     Note payable to a bank, bearing
     interest at the Prime Rate, due
     February 1, 2009, secured by land
     and building                                       1,462,252      1,278,251
                                                      -----------    -----------

                                                     $ 21,575,297   $ 21,662,821
                                                      ===========    ===========

     The Prime Rate was 8.5% at March 31, 1998 and at December 31, 1997.

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $21,619,000.

5.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $93,623 and $82,857 for the three months ended March 31, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $16,390 and $5,981 as a repair and maintenance fee during the three months ended March 31, 1998 and 1997, respectively, and has capitalized this cost as part of land, buildings and amenities.

     As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                    1998            1997
                                 ---------       ---------
          Administrative         $  70,471       $  71,553
          Leasing                   35,262          73,647
          Property manager          88,590          93,389
          Other                      3,217             623
                                  --------        --------
                                 $ 197,540       $ 239,212
                                  ========        ========

6.   Commitment and Contingencies
     ----------------------------

     Philip  Crosby  Associates,  Inc.  ("Crosby")  previously  leased  100% of
     University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the Partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

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

      ----------------------------------------

      As of March 31, 1998, the Joint Venture was currently negotiating directly with the other sub-lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

      On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I")office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II ("University II")office building, for an aggregate purchase price for all three of $18,700,000. At March 31, 1998, the carrying value of University Business Center Phase I and Phase III vacant land is approximately $6,000,000 and is encumbered by a mortgage of $4,513,396 and the carrying value of University Business Center Phase II is approximately $7,500,000 and is encumbered by a mortgage of $5,294,025. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III vacant land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 69% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

7.    Subsequent Events
      -----------------

      Subsequent to March 31, 1998, Lakeshore Business Center Phase II had a commitment for approximately $37,000 for roof repairs. The Partnership's proportionate share of the commitment is approximately $25,600 or 69%. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

      Subsequent to March 31, 1998, NTS-Properties V has elected to fund an additional amount of $30,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $150 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                      1998          1997
                                                      ----          ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II                  96%            56%

University Business Center Phase I                    100%           100%

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at March 31, 1998)
----------------------------------

The Willows of Plainview Phase II (90%)                85%            86%

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1998)
-------------------------------------

Lakeshore Business Center Phase I (69%)                94%            95%

Lakeshore Business Center Phase II (69%)              100%            94%

University Business Center Phase II (69%)              99%            99%

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1998 and 1997 was as follows:


                                                     1998             1997
                                                  ---------        ---------
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II             $ 160,570        $ 140,828

University Business Center I                      $ 392,276        $ 389,419

Property Owned in Joint Venture with
NTS-Properties IV (Ownership % at March
31, 1998)
---------------------------------------

The Willows of Plainview Phase II (90%)           $ 294,784        $ 288,546

Property Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1998)
------------------------------------

Lakeshore Business Center Phase I (69%)           $ 321,803        $ 244,909

Lakeshore Business Center Phase II (69%)          $ 284,799        $ 229,859

University Business Center Phase II (69%)         $ 140,422         $ 65,196

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

----------------------------------

The 40% increase in occupancy at Commonwealth Business Center Phase II from March 31, 1997 to March 31, 1998 is a result of eight new leases totaling approximately 26,900 square feet. Partially offsetting the new leases are two move-outs totaling 3,200 square feet. This total represents two tenants who vacated at the end of the lease term. Average occupancy for the three months ended March 31 increased from 77% (1997) to 86% (1998). The increase in rental and other income at Commonwealth Business Center Phase II for the three months ended March 31, 1998 as compared to the same period in 1997 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

Occupancy at University Business Center I was 100% at March 31, 1997 and March 31, 1998. Average occupancy at University Business Center Phase I for the three months ended March 31 increased from 99% (1997) to 100% (1998). The increase in rental and other income at University Business Center Phase I for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy decreased from 86% at March 31, 1997 to 85% at March 31, 1998. Average occupancy decreased from 89% for the three months ended March 31, 1997 to 86% for the same period in 1998. In the opinion of the General Partner of the Partnership, the decrease in occupancy at The Willows of Plainview Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willows of Plainview Phase II for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to an increase in income from fully furnished units and an increase in rental rates partially offset by the decrease in average occupancy. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully furnished units has increased.

The 1% decrease in occupancy at Lakeshore Business Center Phase I from March 31, 1997 to March 31, 1998 can be attributed to six tenant move-outs, vacating a total of 7,000 square feet. One of the six tenants vacated its space prior to the end of the lease term. The write-off of accrued income connected with the lease was not significant. The move-outs are partially offset by three new leases totaling approximately 5,600 square feet including an expansion by a current tenant of 2,100 square feet. Average occupancy at Lakeshore Business Center Phase I remained constant at 94% for the three months ended March 31, 1997 and 1998. The increase in rental and other income at Lakeshore Business Center Phase I for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $42,230 or 69%). The lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space during the summer of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income is also due to an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

---------------------------------

The 6% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1997 to March 31, 1998, can be attributed to three new leases totaling approximately 7,200 square feet which includes approximately 3,000 square feet in expansions by two current tenants. Partially offsetting the new leases is one tenant move-out at the end of the lease term of approximately 1,200 square feet. Average occupancy at Lakeshore Business Center Phase II increased for the three months ended March 31 from 91% (1997) to 100% (1998). The increase in rental and other income at Lakeshore Business Center Phase II for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

Occupancy at University Business Center Phase II has remained constant at 99% at March 31, 1998 and 1997. The increase in rental and other income at University Business Center Phase II for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Philip Crosby Associates, Inc. ("Crosby") lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $48,461 or 69%. See below for a discussion of the Crosby lease.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 1998 and 1997.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section of this item for a discussion regarding the cash requirements of the Partnership's current debt financings.

Interest and other income includes income from short-term investments made by the Partnership with cash reserves. Interest and other income increased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of an increase in cash reserves available for investment.

The increase in operating expenses for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily the result of increased snow removal and landscaping costs at Commonwealth Business Center Phase II and the increase of expenses associated with fully-furnished units at The Willows of Plainview Phase II. The increase is partially offset by decreased legal costs at Lakeshore Business Center Phase I and a decrease in the amortization expense for prepaid leasing commissions at University Business Center Phase II.

The decrease in operating expenses - affiliated for the three months ended March 31, 1998 as compared to the same period in 1997 is due primarily to decreased leasing costs at Commonwealth Business Center Phase II and University Business Center Phase I and decreased property management costs at all of the Partnership's properties except for Commonwealth Business Center Phase II. The decrease in operating expenses - affiliated is partially offset by increased leasing costs at Lakeshore Business Center Phases I and II and University Business Center Phase II. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

---------------------------------

Amortization of capitalized leasing costs for the three months ended March 31, 1998 as compared to the same period in 1997 remained fairly constant.

The decrease in interest expense for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily the result of continued principal payments on the mortgages and note payable of the Partnership and its Joint Venture properties. The decrease is partially offset by an additional draw of $200,000 from a note payable in accordance with the terms of the note. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily a result of increased property assessments for Lakeshore Business Center Phases I and II.

The change in professional and administrative expenses and professional and administrative expenses - affiliated for the three months ended March 31, 1998 as compared to the same period in 1997 was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense for the three months ended March 31, 1998 as compared to the same period in 1997 remained constant. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $40,000,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $422,321 and $296,895 for the three months ended March 31, 1998 and 1997, respectively. No distributions were declared during the three months ended March 31, 1998 and 1997. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at March 31) were $701,867 and $243,683 at March 31, 1998 and 1997, respectively.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

As of March 31, 1998, the Partnership had a mortgage loan with an insurance company in the amount of $4,513,396. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1998, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at March 31, 1998 were $5,523,204, $5,294,025 and $5,133,600 for a total of $15,950,829. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at March 31, 1998 was

-------------------------------------------

$3,823,714,  $3,665,053 and $3,553,991 respectively, for a total of $11,042,758.
The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of March 31, 1998, The Willows of Plainview Phase II, had two mortgage loans each with an insurance company in the amount of $3,173,141 and $1,895,139. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of March 31, 1998 was $4,556,891 ($2,852,971 and $1,703,920). Both mortgages are due January 5, 2013, currently bear interest at a fixed rate of 7.2% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 15-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

As of March 31, 1998, the Partnership had a note payable with a bank in the amount of $1,462,252. On February 1, 1998, the Partnership received an additional $200,000 funding from this note payable in accordance with the terms of the loan agreement. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by financing activities are from a decrease in loan costs and from debt funding obtained in 1998 (loan secured by the assets of Commonwealth Business Center Phase II). Cash flows used in financing activities are for principal payments on mortgages and note payable and cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

Due to the fact that no distributions were made during the three months ended March 31, 1998 and 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the

-------------------------------------------

rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees have been made directly to the Joint Venture.

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

As of March 31, 1998, the Joint Venture was currently negotiating directly with the other sub-lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant

-------------------------------------------

operational problems for the Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations and cash reserves. The amount expensed in 1998 was immaterial.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1998.

Subsequent to March 31, 1998, Lakeshore Business Center II had a commitment for approximately $37,000 for roof repairs. The Partnership's proportionate share of the commitment is approximately $25,600 or 69%. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

Subsequent to March 31, 1998, the Partnership elected to fund an additional amount of $30,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $150 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit.

In the next twelve months, the demand on future liquidity is anticipated to increase as a result of the commitments made for a special tenant finish allowance(see discussions above). The Partnership also expects the demand on future liquidity to increase as a result of future leasing activity at University Business Center Phase I and Lakeshore Business Center Phases I and
II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

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

-------------------------------------------

residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

The Partnership owns approximately 6.21 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,086,783 is land cost, capitalized interest and common area costs.

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

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I") office building and the Phase III vacant land, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II ("University II")office building, for an aggregate purchase price for all three of $18,700,000. At March 31, 1998, the carrying value of University Business Center Phase I and Phase III vacant land is approximately $6,000,000 and is encumbered by a mortgage of $4,513,396 and the carrying value of University Business Center Phase II is approximately $7,500,000 and is encumbered by a mortgage of $5,294,025. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III vacant land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for the properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1998 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

-------------------------------------------

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

PART II.  OTHER INFORMATION

1.      Legal Proceedings
        -----------------

        None

2.      Changes in Securities
        ---------------------

        None

3.      Defaults upon Senior Securities
        -------------------------------

        None

4.      Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

5.      Other Information
        -----------------

        None

6.      Exhibits and Reports on Form 8-K
        --------------------------------

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K was filed on January 21, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $30,000 to its Interest Repurchase Reserve.

                 Form 8-K was filed on January 21, 1998, to report in Item 5 that Full Sail Recorders, Inc., a tenant at University Boulevard Office development in Orlando, Florida, had exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land, and exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II office building, for an aggregate purchase price for all three of $18,700,000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties V has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NTS-PROPERTIES V, a Maryland Limited
                                   Partnership
                                   ------------------------------------
                                                (Registrant)


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



Date:    May 14, 1998
         ------------