Form 10-Q
period 1998-06-30
NTS PROPERTIES V
filed 1998-08-14
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

                                         YES  X         NO  ______

Exhibit Index: See page 19
Total Pages: 20

                                TABLE OF CONTENTS


                                                                    Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of June 30, 1998 and December 31, 1997                 3

            Statements of Operations
              For the three months and six months ended
              June 30, 1998 and 1997                                    4

            Statements of Cash Flows
              For the three months and six months ended
              June 30, 1998 and 1997                                    5

            Notes To Financial Statements                             6-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     10-18


                                     PART II

Item 3. Defaults Upon Senior Securities                                19

Item 6. Exhibits and Reports on Form 8-K                               19

Signatures                                                             20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                 As of            As of
                                            June 30, 1998   December 31, 1997*
                                            -------------   ------------------
ASSETS

Cash and equivalents                         $   706,248      $   473,362
Cash and equivalents - restricted                334,785           69,858
Accounts receivable, net of allowance
 for doubtful accounts of $10,217 (1998)
 and $13,304 (1997)                              264,886          291,504
Land, buildings and amenities, net            23,317,989       23,750,773
Asset held for development, net                2,048,320        2,125,246
Asset held for sale                            1,152,868        1,152,868
Other assets                                     791,123          849,287
                                             -----------      -----------

                                             $28,616,219      $28,712,898
                                             ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                   $21,268,566      $21,662,821
Accounts payable - operations                    299,908          284,829
Accounts payable - construction                   33,097           34,486
Security deposits                                187,137          167,597
Other liabilities                                502,534          189,570
                                             -----------      -----------

                                              22,291,242       22,339,303

Commitments and Contingencies

Partners' equity                               6,324,977        6,373,595
                                             -----------      -----------

                                             $28,616,219      $28,712,898
                                             ===========      ===========

                                      Limited        General
                                      Partners       Partner           Total
                                      --------       -------           -----
PARTNERS' EQUITY

Capital contributions, net of
 offering costs                    $ 30,582,037    $        100    $ 30,582,137
Net income (loss) - prior years      (8,554,517)         27,388      (8,527,129)
Net income - current year               128,018           1,293         129,311
Cash distributions declared to
 date                               (15,389,204)       (155,528)    (15,544,732)
Repurchase of limited
 partnership Units                     (314,610)          --           (314,610)
                                   ------------    ------------    ------------

Balances at June 30, 1998          $  6,451,724    $   (126,747)   $  6,324,977
                                   ============    ============    ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.
                                      - 3 -



                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS




                                                                  Three Months Ended                        Six Months Ended
                                                                       June 30,                                 June 30,
                                                                  ------------------                        ----------------

                                                              1998                1997                 1998                1997
                                                          ------------         -----------          -----------         -----------



REVENUES:
 Rental income                                             $ 1,655,016         $ 1,408,207          $ 3,242,388         $ 2,763,953
 Interest and other income                                      10,575               4,878               21,579              11,456
                                                           -----------         -----------          -----------         -----------

                                                             1,665,591           1,413,085            3,263,967           2,775,409

EXPENSES:
   Operating expenses                                          283,057             289,360              581,360             567,355
   Operating expenses - affiliated                             134,508             128,319              269,494             289,149
   Amortization of capitalized
   leasing costs                                                 3,701               5,203                7,404              10,404
   Interest expense                                            419,746             447,789              849,562             890,395
   Management fees                                              97,268              83,238              190,892             166,095
   Real estate taxes                                           122,455             133,564              267,913             273,562
   Professional and administrative
   expenses                                                     35,234              30,398               65,013              58,164
   Professional and administrative
   expenses - affiliated                                        52,175              58,022              108,659             114,372
   Depreciation and amortization                               376,024             411,574              794,359             829,891
                                                           -----------         -----------          -----------         -----------

                                                             1,524,168           1,587,467            3,134,656           3,199,387
                                                           -----------         -----------          -----------         -----------

Net income (loss)                                          $   141,423         $  (174,382)         $   129,311         $  (423,978)
                                                           ===========         ===========          ===========         ===========

Net income (loss) allocated to
  the limited partners                                     $   140,009         $  (172,638)         $   128,018         $  (419,738)
                                                           ===========         ===========          ===========         ===========
Net income (loss) per limited
  partnership unit                                         $      4.04         $     (4.91)         $      3.67         $    (11.95)
                                                           ===========         ===========          ===========         ===========
Weighted average number of
  limited partnership units                                     34,624              35,136               34,879              35,136
                                                           ===========         ===========          ===========         ===========




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership


                            STATEMENTS OF CASH FLOWS


                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                       ------------------                   ----------------

                                                                   1998               1997               1998              1997
                                                               -----------        ------------       ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   141,423        $  (174,382)       $   129,311        $  (423,978)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Amortization of capitalized leasing
     costs                                                           3,701              5,203              7,404             10,404
      Depreciation and amortization                                376,024            411,574            794,359            829,891
      Changes in assets and liabilities:
        Cash and equivalents - restricted                         (132,987)          (121,377)          (264,927)          (241,865)
        Accounts receivable                                        126,195             52,579             26,618             85,175
        Other assets                                                30,433             41,795             22,925             11,855
        Accounts payable - operations                              (58,675)           (39,345)            15,079             23,280
        Security deposits                                           24,810             10,742             19,540             21,611
        Other liabilities                                          130,041            147,251            312,966            292,332
                                                               -----------        -----------        -----------        -----------

   Net cash provided by operating
      activities                                                   640,965            334,040          1,063,275            608,705
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                       (181,923)           (90,181)          (269,689)          (177,168)
                                                               -----------        -----------        -----------        -----------

   Net cash used in investing activities                          (181,923)           (90,181)          (269,689)          (177,168)
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increases in mortgages and note payable                              --                 --               200,000              --
Principal payments on mortgages and note
  payable                                                         (306,731)          (262,345)          (594,255)          (522,156)
Decrease in loan costs                                               --                 --                11,485              --
Repurchase of limited partnership Units                           (177,930)             --              (177,930)             --
Cash and equivalents - restricted                                   30,000              --                 --                 --
                                                               -----------        -----------        -----------        -----------

   Net cash used in financing activities                          (454,661)          (262,345)          (560,700)          (522,156)
                                                               -----------        -----------        -----------        -----------

   Net increase (decrease) in cash and
      equivalents                                                    4,381            (18,486)           232,886            (90,619)

CASH AND EQUIVALENTS, beginning of period                          701,867            243,683            473,362            315,816
                                                               -----------        -----------        -----------        -----------

CASH AND EQUIVALENTS, end of period                            $   706,248        $   225,197        $   706,248        $   225,197
                                                               ===========        ===========        ===========        ===========

Interest paid on a cash basis                                  $   419,746        $   447,944        $   849,255        $   897,410
                                                               ===========        ===========        ===========        ===========




                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1998 and 1997.

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

3.    Interest Repurchase Reserve
      ---------------------------

      Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of the Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On January 16, 1998, the Partnership elected to resume the Repurchase Program and fund $30,000 to the Interest Repurchase Reserve. On April 7, 1998, the Partnership elected to fund an additional $30,000 to the Interest Repurchase Reserve and on May 12, 1998, funded an additional $11,850. With these funds, the Partnership was able to repurchase 479 additional Units at a price of $150 per Unit. On May 26, 1998, the Partnership elected to fund $96,000 to the Interest Repurchase Reserve and on June 1, 1998, the Partnership elected to fund an additional $10,080. With the May 26 and June 1, 1998 fundings, the Partnership was able to repurchase 663 Units at a price of $160 per Unit. The offering prices per Unit mentioned above were established by the General Partner in its sole discretion and do not purport to represent the fair market value or liquidation value of the Unit. From June 28, 1996 (date Interest Repurchased Reserve was established) to June 30, 1998, the Partnership had repurchased a total of 1,882 Units for $277,830. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each limited partner remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the repurchase reserve at June 30, 1998 was $100.

4.    Mortgages and Note Payable
      --------------------------

      Mortgages and note payable consist of the following:


                                               June 30,             December 31,
                                                 1998                   1997
                                               --------             ------------
      Mortgage payable with an insurance
      company,  bearing interest at a fixed
      rate of 7.65%, due February 1, 2008,
      secured by land and building          $  4,436,534           $  4,588,807

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building             3,764,675              3,881,569

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building             3,608,464              3,720,508

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building             3,499,117              3,607,766

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 7.2% due January 5, 2013,
      secured by land, buildings and
      amenities                                2,824,213              2,871,146

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 7.2% due January 5, 2013,
      secured by land, buildings and
      amenities                                1,686,744              1,714,774

      Note payable to a bank, bearing
      interest at the Prime Rate, due
      February 1, 2009, secured by land
      and building                             1,448,819              1,278,251
                                             -----------            -----------

                                            $ 21,268,566           $ 21,662,821
                                             ===========            ===========

      The Prime Rate was 8.5% at June 30, 1998 and at December 31, 1997.

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $21,300,000.

5.    Related Party Transactions
      --------------------------

      Pursuant to an agreement with the Partnership, property management fees of $190,892 and $166,095 for the six months ended June 30, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $18,505 and $11,447 as a repair and maintenance fee during the three months ended June 30, 1998 and 1997, respectively, and has capitalized this cost as part of land, buildings and amenities.

      --------------------------------------

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                              1998                   1997
                                           ---------              ---------
          Administrative                   $ 136,730              $ 144,777
          Leasing                            101,051                116,684
          Property manager                   169,264                174,326
          Other                                7,656                  1,750
                                            --------               --------

                                           $ 414,701              $ 437,537
                                            ========               ========

6.    Commitment and Contingencies
      ----------------------------

      As of June 30, 1998, the Lakeshore/University II ("L/U II") Joint Venture has a commitment for a $450,000 special tenant finish allowance as a result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail"). Full Sail currently occupies 83% of University Business Center Phase II's net rentable area. Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

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

      As of June 30, 1998, Lakeshore Business Center Phase I had a commitment of approximately $111,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $77,000 or 69%. The project is expected to be completed during the third quarter of 1998. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

7.    Subsequent Event
      ----------------

      Subsequent to June 30, 1998, the L/U II Joint Venture entered into a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has a 69% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Management's discussion and analysis of financial condition and results of operations included herein should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                      1998             1997
                                                      ----             ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II                   77%              73%

University Business Center Phase I                     100%             100%

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at June 30, 1998)
---------------------------------

The Willows of Plainview Phase II (90%)                 83%              94%

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at
June 30, 1998)
------------------------------------

Lakeshore Business Center Phase I (69%)                 94%              97%

Lakeshore Business Center Phase II (69%)                92%              94%

University Business Center Phase II (69%)               90%              99%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1998 and 1997 was as follows:


                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                             --------            --------

                                      1998         1997        1998       1997
                                     ------       ------      ------     ------
Wholly-owned Properties
-----------------------

Commonwealth Business Center
  Phase II                          $ 152,890    $ 122,750  $ 313,459  $ 263,578

University Business Center Phase I  $ 389,899    $ 379,815  $ 782,175  $ 769,235

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at June 30, 1998)
---------------------------------

The Willows of Plainview
  Phase II (90%)                    $ 289,293    $ 308,835  $ 584,077  $ 597,381




                              (Continued next page)
                                     - 10 -

---------------------------------

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  ------------------        ----------------

                                   1998       1997         1998          1997
                                   -----     ------       ------        -----

Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at June 30, 1998)
------------------------------

Lakeshore Business Center
  Phase I (69%)                 $ 255,375  $ 241,617    $ 577,177    $ 486,526

Lakeshore Business Center       $ 377,879  $ 247,402    $ 662,678    $ 477,261
  Phase II (69%)

University Business Center      $ 196,750  $ 111,303    $ 337,172    $ 176,499
  Phase II (69%)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The 4% increase in occupancy at Commonwealth Business Center Phase II from June 30, 1997 to June 30, 1998, is a result of seven new leases totaling approximately 15,600 square feet. Partially offsetting the new leases are two move-outs totaling 12,900 square feet. This total represents two tenants who vacated at the end of the lease term. Average occupancy increased from 68%
(1997) to 77% (1998) for the three months ended June 30 and from 72% (1997) to 77% (1998) for the six months ended June 30. The increase in rental and other income at Commonwealth Business Center Phase II for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements.

Occupancy at University Business Center I was 100% at June 30, 1997 and June 30, 1998. Average occupancy at University Business Center Phase I remained constant at 100% for the three months and six months ended June 30. The increase in rental and other income at University Business Center Phase I for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily due to increased rental rates on lease renewals during the twelve month period.

The Willows of Plainview Phase II's occupancy decreased from 94% at June 30, 1997 to 83% at June 30, 1998. Average occupancy decreased from 94% (1997) to 83%
(1998) for the three months ended June 30 and from 91% (1997) to 84% (1998) for the six months ended June 30. In the opinion of the General Partner of the Partnership, the decrease in occupancy at The Willows of Plainview Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The decrease in rental and other income at The Willows of Plainview Phase II for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily due to a decrease in average occupancy. The decrease in rental and other income at The Willows of Plainview Phase II is partially offset by an increase in income from fully-furnished units. Fully-furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully-furnished units has increased.

The 3% decrease in occupancy at Lakeshore Business Center Phase I from June 30, 1997 to June 30, 1998 can be attributed to six tenant move-outs totaling approximately 6,100 square feet. One of the six tenants vacated prior to the end of the lease term. The write-off of accrued income connected with this lease was not significant. The move-outs are partially offset by two new leases totaling

---------------------------------

approximately 2,600 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 96% (1997) to 93% (1998) for the three months ended June 30 and from 95% (1997) to 94% (1998) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase I for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $42,000 or 69%). The lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space at the end of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income for the six month period is also due to an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements. The increase in rental income for the three month period ended June 30, 1998 as compared to the same period in 1997 is due primarily to an increase in common area expense reimbursements.

As of June 30, 1998, Lakeshore Business Center Phase I has 3,049 square feet of additional space leased to an existing tenant. The tenant is expected to take occupancy of the expansion space during the third quarter of 1998. With this expansion the Business Center's occupancy should improve to 96%. See the Liquidity and Capital Resources Section of this item for the tenant finish commitment related to this lease.

The 2% decrease in occupancy at Lakeshore Business Center Phase II from June 30, 1997 to June 30, 1998 can be attributed to two tenant move-outs totaling approximately 11,000 square feet. The move-outs consist of one tenant vacating at the end of the lease term (1,200 square feet) and one tenant negotiating a lease termination (10,000 square feet - tenant paid the L/U II Joint Venture a lease termination fee {recorded as rental income} of $185,000 of which the Partnership's proportionate share is approximately $128,000 or 69%). Partially offsetting the move-outs are four new leases totaling approximately 9,000 square feet which includes three expansions of approximately 5,000 square feet by existing tenants. 4,000 square feet of the expansions represents an increase in the square footage leased by Lambda Physik. Lambda Physik currently leases nearly 15,000 square feet and is the largest tenant in the building occupying approximately 15% of the building's total rentable square feet. Average occupancy at Lakeshore Business Center Phase II increased from 94% (1997) to 95%
(1998) for the three months ended June 30 and  increased  from 92% (1997) to 97%
(1998) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to the $185,000 termination fee paid to the L/U II Joint Venture as discussed above. Also contributing to the increase in rental and other income is an increase in average occupancy and an increase in common area expense reimbursements. Tenants at the Business Center reimburse the partnership for common area expenses as part of the lease agreements.

The 9% decrease in occupancy at University Business Center Phase II from June 30, 1997 to June 30, 1998 is the result of one of Philip Crosby Associates, Inc's ("Crosby") sub-tenants (approximately 9,000 square feet) vacating its space at the end of Crosby's lease term (March 31, 1998). The move-out is partially offset by an expansion of approximately 1,300 square feet by one of Crosby's subtenants, Full Sail Recorders, Inc. ("Full Sail"), upon the commencement (April 1, 1998) of its lease with the L/U II Joint Venture. In 1995 and 1996 Full Sail had signed leases with the Joint Venture for the approximately 73,000 square feet it was leasing from Crosby. These leases commenced April 1, 1998. (See below for a discussion regarding Crosby and Full
Sail). Average occupancy at University Business Center Phase II decreased from 99% (1997) to 90% (1998) for the three months ended June 30 and decreased from 99% (1997) to 95% (1998) for the six month period. The increase in rental and other income at University Business Center Phase II for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $48,000 or 69%. The increase in rental and other income at University Business Center Phase II for the three months ended June 30, 1998 as compared to the same period in 1997 is a result of an increase in common area

---------------------------------

expense reimbursements. Sub-tenants at the business center were not required to reimburse the Partnership for common area expenses. However, as part of Full Sail's lease agreement, which commenced April 1, 1998, Full Sail is required to reimburse the Partnership for such expenses, attributing to the increase in rental and other income for the second quarter of 1998.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees were made directly to the Joint Venture.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1998 and 1997.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section of this item for a discussion regarding the cash requirements of the Partnership's current debt financings.

Interest and other income includes income from short-term investments made by the Partnership with cash reserves. Interest and other income increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 primarily as a result of an increase in cash reserves available for investment.

Operating expenses for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 remained fairly constant.

The decrease in operating expenses - affiliated for the six months ended June 30, 1998 as compared to the same period in 1997 is due primarily to decreased leasing costs at Commonwealth Business Center Phase II and decreased property management costs at all of the Partnership's properties except for Commonwealth Business Center Phase II. The increase in operating expenses - affiliated for the three months ended June 30, 1998 as compared to the same period in 1997 is a result of increased administrative costs and property maintenance costs at The Willows of Plainview Phase II, and increased leasing costs at Lakeshore Business Center Phases I and II. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Amortization of capitalized leasing costs for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 remained fairly constant.

---------------------------------

The decrease in interest expense for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily the result of continued principal payments on the mortgages and note payable of the Partnership and its Joint Venture properties. The decrease is partially offset by an additional draw of $200,000 from a note payable in accordance with the terms of the note. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The decrease in real estate taxes for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily a result of a tax refund received by Lakeshore Business Center Phase I for 1997 real estate taxes. The decrease is partially offset by increased property assessments at Lakeshore Business Center Phases I and II.

The change in professional and administrative expenses and professional and administrative expenses - affiliated for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 decreased primarily due to a portion of the Partnership's assets having become fully depreciated. The decrease is partially offset by the addition of fixed assets at Lakeshore Business Center Phase I, Commonwealth Business Center Phase II and The Willows of Plainview Phase II. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $40,000,000.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1998, the Partnership had a mortgage loan with an insurance company in the amount of $4,436,534. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1998, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at June 30, 1998 were $5,437,925, $5,212,284 and $5,054,336 for a total of $15,704,545. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at June 30, 1998 was $3,764,675, $3,608,464 and $3,499,117
respectively, for a total of $10,872,256. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of June 30, 1998, The Willows of Plainview Phase II Joint Venture had two mortgage loans each with an insurance company in the amount of $3,142,903 and $1,877,080. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of June 30, 1998 was $4,510,957 ($2,824,213 and $1,686,744). Both mortgages are due January 5, 2013, currently bear interest at a fixed rate of 7.2% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 15-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

-------------------------------------------

As of June 30, 1998, the Partnership had a note payable with a bank in the amount of $1,448,819. On February 1, 1998, the Partnership received an additional $200,000 funding from this note payable in accordance with the terms of the loan agreement. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

Cash provided by operating activities was $1,063,275 and $608,705 for the six months ended June 30, 1998 and 1997, respectively. No distribution has been declared since March 31, 1994. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at June 30) were $706,248 and $225,197 at June 30, 1998 and 1997, respectively.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by financing activities are from a decrease in loan costs (refund of application fee) and from a debt funding received in 1998 (loan secured by the assets of Commonwealth Business Center Phase II). Cash flows used in financing activities are for principal payments on mortgages and note payable and cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

Due to the fact that no distributions were made during the six months ended June 30, 1998 and 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of June 30, 1998, the Lakeshore/University II ("L/U II") Joint Venture has a commitment for a $450,000 special tenant finish allowance as a result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail"). Full Sail currently occupies 83% of University Business Center Phase II's net rentable area. Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $247,000 or 69%. The tenant allowance will be due and payable to Full Sail pursuant to the lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

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

-------------------------------------------

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

As of June 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $111,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $77,000 or 69%. The project is expected to be completed during the third quarter of 1998. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1998.

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

The Partnership also anticipates a demand of future liquidity as a result of a planned renovation of the community's clubhouse at The Willows of Plainview. At this time, the cost and extent of the renovation has not been determined. The cost of the common clubhouse renovation will be shared proportionately by Phase I and Phase II of The Willows of Plainview. The source of funds for this project will be cash flow from operations and/or cash reserves.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of the Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On January 16, 1998, the Partnership elected to resume the Repurchase Program and fund an additional $30,000 to the Interest Repurchase Reserve. On April 7, 1998, the Partnership elected to fund $30,000 to the Interest Repurchase Reserve and on May 12, 1998, funded an additional $11,850. With these funds, the Partnership was able to repurchase 479 additional Units at a price of $150 per Unit. On May 26, 1998, the Partnership elected to fund $96,000 to the Interest Repurchase Reserve and on June 1, 1998, the Partnership elected to fund an additional $10,080. With the May 26 and June 1, 1998 fundings, the
Partnership was able to repurchase 663 Units at a price of $160 per Unit. The offering prices per Unit mentioned above were established by the General Partner in its sole discretion and do not purport to represent the fair market value or liquidation value of the Unit. From June 28, 1996 (date Interest Repurchased Reserve was established) to June 30, 1998, the Partnership had repurchased a total of 1,882 Units for $277,830. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each limited partner remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the repurchase reserve at June 30, 1998 was $100.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. At University Business Center Phase II in Orlando,
Florida, the Partnership has an on-site leasing agent, an employee of NTS Development Company, who makes calls to potential tenants, negotiates lease

-------------------------------------------

renewals with current tenants and manages local advertising with the assistance of the NTS Development Company's marketing staff. The leasing and renewal negotiations at Lakeshore Business Center Phases I and II are handled by a leasing agent, an employee of NTS Development Company, located at the Lakeshore Business Center development. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, employees of NTS Development Company, who handle all on-site visits from potential tenants, make visits to local companies to promote fully-furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

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

The Partnership owns approximately 6.21 acres of land, adjacent to the University Place development, in Orlando, Florida which is zoned for commercial development. Included in the cost of $2,048,320 is land cost, capitalized interest and common area costs. At the current time, the Partnership is negotiating the sale of the Phase III vacant land along with University Business Center Phases I and II to Full Sail Recorders, Inc. See below for a further discussion of the possible sale. If this transaction does not occur, the Partnership will continue to evaluate the possibility of building University Business Center Phase III on the vacant land. The decision to build will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.

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

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1998 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

Subsequent to June 30, 1998, the L/U II Joint Venture entered into a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that

-------------------------------------------

they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has a 69% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

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

PART II.  OTHER INFORMATION

3.      Defaults Upon Senior Securities
        -------------------------------

        None.

6.      Exhibits and Reports on Form 8-K
        --------------------------------

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K was filed on April 7, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $30,000 to its Interest Repurchase Reserve.

                 Form 8-K was filed on May 18, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $11,850 to its Interest Repurchase Reserve.

                 Form 8-K was filed on May 26, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $96,000 to its Interest Repurchase Reserve.

                 Form 8-K was filed on June 2, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $10,080 to its Interest Repurchase Reserve.

Items 1,2,4 and 5 are not applicable and have been omitted.

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


                                        NTS-PROPERTIES V, a Maryland Limited
                                        Partnership
                                        ------------------------------------
                                                     (Registrant)


                                        By:     NTS-Properties Associates V,
                                                General Partner
                                                By: NTS Capital Corporation,
                                                    General Partner


                                                    /s/ Richard L. Good
                                                    -------------------
                                                    Richard L. Good
                                                    President



                                                    /s/ Lynda J. Wilbourn
                                                    ---------------------
                                                    Lynda J. Wilbourn
                                                    Vice President
                                                    Principal Accounting Officer



Date:     August 12, 1998
          ---------------