Form 10-Q
period 1998-09-30
NTS PROPERTIES V
filed 1998-11-16
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

                                                         YES  X         NO

Exhibit Index: See page 21
Total Pages: 22

                                TABLE OF CONTENTS


                                                                     Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of September 30, 1998 and December 31, 1997             3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1998 and 1997                                4

            Statements of Cash Flows
              For the three months and nine months ended
              September 30, 1998 and 1997                                5

            Notes To Financial Statements                              6-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10-20


                                     PART II

Item 3. Defaults Upon Senior Securities                                 21

Item 6. Exhibits and Reports on Form 8-K                                21

Signatures                                                              22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                              As of               As of
                                        September 30, 1998  December 31, 1997*
                                        ------------------  ------------------
ASSETS

Cash and equivalents                          $   581,899     $   473,362
Cash and equivalents - restricted                 469,103          69,858
Accounts receivable, net of allowance
 for doubtful accounts of $4,487 (1998)
 and $13,304 (1997)                               236,705         291,504
Land, buildings and amenities, net
 (Note 7)                                      25,069,602      25,876,019
Asset held for sale                             1,152,868       1,152,868
Other assets                                      755,024         849,287
                                              -----------     -----------

                                              $28,265,201     $28,712,898
                                              ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                    $20,958,283     $21,662,821
Accounts payable - operations                     201,710         284,829
Accounts payable - construction                    61,759          34,486
Security deposits                                 180,124         167,597
Other liabilities                                 595,226         189,570
                                              -----------     -----------

                                               21,997,102      22,339,303

Commitments and Contingencies

Partners' equity                                6,268,099       6,373,595
                                              -----------     -----------

                                              $28,265,201     $28,712,898
                                              ===========     ===========

                                      Limited         General
                                      Partners        Partner          Total
                                      --------        -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 30,582,037    $        100    $ 30,582,137
Net income (loss) - prior years      (8,554,517)         27,388      (8,527,129)
Net income - current year                71,709             724          72,433
Cash distributions declared to
 date                               (15,389,204)       (155,528)    (15,544,732)
Repurchase of limited
 partnership Units                     (314,610)             --        (314,610)
                                   ------------    ------------    ------------

Balances at September 30, 1998     $  6,395,415    $   (127,316)   $  6,268,099
                                   ============    ============    ============


*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.

                                      - 3 -



                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS




                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                   ------------------                     -----------------

                                                                1998                 1997               1998               1997
                                                            ------------         -----------         ----------         -----------

REVENUES:
 Rental income                                               $ 1,495,037         $ 1,446,249         $ 4,737,423        $ 4,210,201
 Interest and other income                                         7,017               6,543              28,597             17,999
                                                             -----------         -----------         -----------        -----------

                                                               1,502,054           1,452,792           4,766,020          4,228,200

EXPENSES:
   Operating expenses                                            312,032             303,927             893,096            871,281
   Operating expenses - affiliated                               135,470             146,198             404,965            435,347
 Write-off of unamortized land
   improvements and amenities                                     13,157                  --              13,452                 --
   Amortization of capitalized
   leasing costs                                                   3,703               5,203              11,107             15,607
   Interest expense                                              415,727             440,130           1,265,288          1,330,524
   Management fees                                                90,123              86,144             281,015            252,239
   Real estate taxes                                             134,821             136,780             402,735            410,342
   Professional and administrative
   expenses                                                       30,173              29,674              93,872             87,837
   Professional and administrative
   expenses - affiliated                                          49,820              55,771             159,794            170,144
   Depreciation and amortization                                 373,908             418,783           1,168,263          1,248,673
                                                             -----------         -----------         -----------        -----------

                                                               1,558,934           1,622,610           4,693,587          4,821,994
                                                             -----------         -----------         -----------        -----------

Net income (loss)                                            $   (56,880)        $  (169,818)        $    72,433        $  (593,794)
                                                             ===========         ===========         ===========        ===========

Net income (loss) allocated to
  the limited partners                                       $   (56,311)        $  (168,120)        $    71,709        $  (587,856)
                                                             ===========         ===========         ===========        ===========
Net income (loss) per limited
  partnership unit                                           $     (1.66)        $     (4.78)        $      2.07        $    (16.73)
                                                             ===========         ===========         ===========        ===========
Weighted average number of
  limited partnership units                                       33,994              35,136              34,581             35,136
                                                             ===========         ===========         ===========        ===========





                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership


                            STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                         September 30,
                                                                     ------------------                    -----------------

                                                                   1998               1997              1998                1997
                                                               -----------        -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   (56,880)       $  (169,818)       $    72,433        $  (593,794)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Write-off of unamortized land
     improvements and amenities                                     13,157                 --             13,452                 --
   Amortization of capitalized leasing
     costs                                                           3,703              5,203             11,107             15,607
      Depreciation and amortization                                373,908            418,783          1,168,263          1,248,673
      Changes in assets and liabilities:
        Cash and equivalents - restricted                         (134,318)          (119,714)          (399,245)          (361,579)
        Accounts receivable                                         28,181             14,411             54,799             99,586
        Other assets                                                27,369             39,321             50,298             51,082
        Accounts payable - operations                              (98,198)            66,103            (83,119)            89,383
        Security deposits                                           (7,013)             3,251             12,527             24,862
        Other liabilities                                           92,692            276,093            405,656            568,425
                                                               -----------        -----------        -----------        -----------

   Net cash provided by operating
      activities                                                   242,601            533,633          1,306,171          1,142,245
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                        (53,620)            (8,721)          (323,604)          (185,796)
                                                               -----------        -----------        -----------        -----------

   Net cash used in investing activities                           (53,620)            (8,721)          (323,604)          (185,796)
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note payable                                  --                 --            200,000                 --
Principal payments on mortgages and note
  payable                                                         (310,283)          (266,364)          (904,538)          (788,520)
Decrease (increase) in loan costs                                   (3,047)                --              8,438                 --
Repurchase of limited partnership Units                                 --                 --           (177,930)                --
                                                               -----------        -----------        -----------        -----------

   Net cash used in financing activities                          (313,330)          (266,364)          (874,030)          (788,520)
                                                               -----------        -----------        -----------        -----------

   Net increase (decrease) in cash and
      equivalents                                                 (124,349)           258,548            108,537            167,929

CASH AND EQUIVALENTS, beginning of period                          706,248            225,197            473,362            315,816
                                                               -----------        -----------        -----------        -----------

CASH AND EQUIVALENTS, end of period                            $   581,899        $   483,745        $   581,899        $   483,745
                                                               ===========        ===========        ===========        ===========

Interest paid on a cash basis                                  $   415,727        $   440,121        $ 1,264,981        $ 1,337,530
                                                               ===========        ===========        ===========        ===========


                                NTS-PROPERTIES V,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1998 and 1997.

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

3.    Interest Repurchase Reserve
      ---------------------------

      Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of the Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On January 16, 1998, the Partnership elected to resume the Repurchase Program and fund $30,000 to the Interest Repurchase Reserve. On April 7, 1998, the Partnership elected to fund an additional $30,000 to the Interest Repurchase Reserve and on May 12, 1998, funded an additional $11,850. With these funds, the Partnership repurchased 479 Units at a price of $150 per Unit. On May 26, 1998, the Partnership elected to fund $96,000 to the Interest Repurchase Reserve and on June 1, 1998, the Partnership elected to fund an additional $10,080. With the May 26 and June 1, 1998 fundings, the Partnership repurchased 663 Units at a price of $160 per Unit. The offering prices per Unit mentioned above were established by the General Partner in its sole discretion and do not purport to represent the fair market value or liquidation value of the Unit. From June 1996 to September 30, 1998, the Partnership has repurchased a total of 1,882 Units for $277,830. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the repurchase reserve at September 30, 1998 was $100.

4.    Mortgages and Note Payable
      --------------------------

      Mortgages and note payable consist of the following:


                                                September 30,     December 31,
                                                    1998              1997
                                                ------------      -----------
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 7.65%, due February 1, 2008,
     secured by land and building (University
     Business Center Phase I - see Note 7)     $  4,358,192        $  4,588,807

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                 3,704,429           3,881,569

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building
     (University Business Center Phase II
     - see Note 7)                                3,550,718           3,720,508

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                 3,443,121           3,607,766

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2% due January 5, 2013,
     secured by land, buildings and
     amenities                                    2,796,550           2,871,146

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2% due January 5, 2013,
     secured by land, buildings and
     amenities                                    1,670,222           1,714,774

     Note payable to a bank, bearing
     interest at the Prime Rate, due
     February 1, 2009, secured by land
     and building (Commonwealth Business
     Center Phase II - see Note 7)                1,435,051           1,278,251
                                                -----------         -----------

                                               $ 20,958,283        $ 21,662,821
                                                ===========         ===========

     The Prime Rate was 8.25% at September 30, 1998 and was 8.5% at December 31, 1997.

     Based on the borrowing  rates  currently  available to the Partnership for
     mortgages   with  similar   terms,   the  fair  value  of  long-term  debt
     approximates carrying value.

5.    Related Party Transactions
      --------------------------

      Pursuant to an agreement with the Partnership, property management fees of $281,015 and $252,239 for the nine months ended September 30, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $22,136 and $17,283 as a repair and maintenance fee during the nine months ended September 30, 1998 and 1997, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                     1998                   1997
                                   --------               --------
          Administrative          $ 199,930              $ 213,853
          Leasing                   144,138                175,730
          Property manager          255,366                267,286
          Other                      16,498                  4,832
                                   --------               --------

                                  $ 615,932              $ 661,701
                                   ========               ========


6.    Commitment and Contingencies
      ----------------------------

      On September 8, 1998, the Partnership and the Lakeshore/University II ("L/U II") Joint Venture, an affiliate of the General Partner of the Partnership, entered into a contract with Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for the sale of University Business Center Phases I and II office buildings and the Phase III vacant land for an aggregate purchase price of $18,751,000 (specifically the prices for each property were $9,776,000 for Phase I and Phase III; $8,975,000 for Phase II). University Business Center Phase I and Phase III are owned by the Partnership. University Business Center Phase II is owned by the L/U II Joint Venture. The Partnership owns a 69% interest in this joint venture. Full Sail currently occupies 28% and 83% of the net rentable area of University Business Center Phases I and II, respectively. Concurrent with the signing of the contract, the Purchaser deposited $50,000 into an escrow account. This deposit will be applied to the purchase price at closing. The Purchaser is to close on the properties on or before November 7, 1998. See Note 7 Subsequent Events. The contract permits the Purchaser to defer the closing of the purchase of the Phase III vacant land until the 18-month anniversary of the closing on Phase I and II.

      As of September 30, 1998, Lakeshore Business Center Phase I had a commit-ment of approximately $98,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $68,000 or 69%. The project is expected to be completed during the fourth quarter of 1998. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

      As of September 30, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is

      ----------------------------------------

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

7.    Subsequent Events
      -----------------

      On October 6, 1998 pursuant to the contract executed on September 8, 1998, the Partnership and the Lakeshore/University II ("L/U II") Joint Venture, an affiliate of the General Partner of the Partnership, sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University Business Center Phase I was owned by the Partnership. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 69% interest. As of September 30, 1998, the carrying value of University Business Center Phase I land and building and University Phase III vacant land was approximately $5,500,000 and University Business Center Phase I was encumbered by a mortgage payable of $4,358,192. As of September 30, 1998, the carrying value of University Business Center Phase II land and building was approximately $7,300,000 and was encumbered by a mortgage payable of $5,128,872 ($5,000,000 and $3,550,718), respectively, are recorded on the accompanying balance sheet). Other net assets and liabilities associated with these properties included on the accompanying balance sheet at September 30, 1998 were not significant. The gain associated with this sale will be reflected in the fourth quarter of 1998. Portions of the proceeds from this sale were immediately used to pay in full the outstanding debt (including interest and prepayment penalties) of $10,468,000 ($4,633,000 for Phase I and $5,835,000 for Phase II) on these properties. The Partnership also paid in full an outstanding debt of approximately $1,448,000 secured by Commonwealth Business Center Phase II, a building owned by the Partnership. It is anticipated that a distribution of approximately $35 to $50 per Unit will be paid to the Limited Partners during the first quarter of 1999. The Partnership will consider other alternatives for the use of the remainder of the proceeds from this sale, including repayment of additional Partnership debt or possible development costs associated with Lakeshore Business Center III which is to be constructed on land owned by the L/U II Joint Venture. As permitted by the contract, the Purchaser has deferred the closing of the Phase III vacant land for a period of up to 18-months after the closing date of Phases I and II.

      On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit. Approximately $288,000 ($246,000 to purchase 1,200 Units plus approximately $42,000 for expenses associated with the Offer) is required to purchase all 1,200 Units. The Partnership will purchase the first 600 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 600 Units are tendered, ORIG, LLC will purchase up to an additional 600 Units. If more than 1,200 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,200. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates V, does not intend to participate in the Tender Offer. The Tender Offer will expire January 11, 1999 unless extended.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Management's discussion and analysis of financial condition and results of operations included herein should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                       1998          1997
                                                       ----          ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II                    77%          75%

University Business Center Phase I                      100%         100%

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at September 30, 1998)
-------------------=--------------

The Willows of Plainview Phase II (90%)                  89%          90%

Properties Owned Through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at
September 30, 1998)
------------------------------------

Lakeshore Business Center Phase I (69%)                  82%          99%

Lakeshore Business Center Phase II (69%)                 86%          96%

University Business Center Phase II (69%)                88%          99%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1998 and 1997 was as follows:


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    ------------------       -----------------

                                    1998         1997        1998        1997
                                   ------       ------     --------    --------
Wholly-owned Properties
-----------------------

Commonwealth Business Center
  Phase II                        $ 141,937   $ 143,043  $  455,396   $  406,621

University Business Center
  Phase I                         $ 389,410   $ 381,508  $1,171,585   $1,150,743

Property Owned in Joint Venture
with NTS-Properties IV (Ownership
% at September 30, 1998)
---------------------------------

The Willows of Plainview
  Phase II (90%)                  $ 313,362   $ 310,459  $  897,439   $  907,840

                              (Continued next page)

---------------------------------

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    ------------------        -----------------

                                   1998          1997          1998       1997
                                 --------      --------      --------   --------

Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at September 30,
1998)
-----------------------------

Lakeshore Business Center
  Phase I (69%)                 $ 217,657     $ 252,139     $ 794,834  $ 738,665

Lakeshore Business Center       $ 243,970     $ 241,900     $ 906,648  $ 719,161
  Phase II (69%)

University Business Center      $ 192,889     $ 119,897     $ 530,061  $ 296,396
  Phase II (69%)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The 2% increase in occupancy at Commonwealth Business Center Phase II from September 30, 1997 to September 30, 1998, is a result of five new leases totaling approximately 12,400 square feet. Partially offsetting the new leases is one tenant who vacated approximately 11,200 square feet at the end of the lease term. Average occupancy increased from 74% (1997) to 77% (1998) for the three months ended September 30 and from 73% (1997) to 80% (1998) for the nine months ended September 30. The increase in rental and other income at Commonwealth Business Center Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase II reimburse the Partnership for common area expenses as part of the lease agreements. Rental and other income at Commonwealth Business Center Phase II for the three months ended September 30, 1998 as compared to the same period in 1997 remained fairly constant.

Occupancy at University Business Center I was 100% at September 30, 1997 and September 30, 1998. Average occupancy at University Business Center Phase I remained constant at 100% for the three months and nine months ended September
30. The increase in rental and other income at University Business Center Phase I for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is primarily due to increased rental rates on lease renewals during the twelve month period.

The Willows of Plainview Phase II's occupancy decreased from 90% at September 30, 1997 to 89% at September 30, 1998. Average occupancy decreased from 91%
(1997) to 88% (1998) for the three months ended September 30 and from 91% (1997) to 85% (1998) for the nine months ended September 30. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The decrease in rental and other income at The Willows of Plainview Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to a decrease in average occupancy. The decrease in rental and other income at The Willows of Plainview Phase II is partially offset by an increase in income from fully-furnished units. Rental and other income for the three months ended September 30, 1998 as compared to the same period in 1997 increased due to an increase in income from fully-furnished units. The increase is partially offset by the decrease in average occupancy. Fully-furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully-furnished units has increased.

---------------------------------

The 17% decrease in occupancy at Lakeshore Business Center Phase I from September 30, 1997 to September 30, 1998 can be attributed to nine tenant move-outs totaling approximately 25,000 square feet. Two of the nine tenants vacated prior to the end of the lease term. The write-off of accrued income connected with these leases was not significant. The remaining seven tenants vacated at the end of the lease term. The move-outs are partially offset by four new leases totaling approximately 7,300 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 98% (1997) to 81% (1998) for the three months ended September 30 and from 96% (1997) to 90% (1998) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase I for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $42,200 or 69%). The lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space at the end of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income for the nine month period is also due to an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements. The increases in rental and other income for the nine month period are partially offset by the decrease in average occupancy. The decrease in rental and other income for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily a result of the decrease in average occupancy.

As of September 30, 1998 Lakeshore Business Center Phase I has 3,049 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy of the additional space during the fourth quarter of 1998. With this expansion, the business center's occupancy should improve to 85%. See the Liquidity and Capital Resources Section of this item for the tenant finish commitment related to this lease.

The 10% decrease in occupancy at Lakeshore Business Center Phase II from September 30, 1997 to September 30, 1998 can be attributed to five tenant move-outs totaling approximately 19,000 square feet. The move-outs consist of three tenants (4,500 square feet) vacating prior to the end of the lease term. One of the three tenants (2,300 square feet) is continuing to pay rent through the end of the lease term (February 2000). There was no write-off of accrued income associated with the other two leases. One tenant (4,500 square feet) vacated at the end of the lease term and one tenant negotiated a lease termination (10,000 square feet - the tenant paid the L/U II Joint Venture a lease termination fee {recorded as rental income} of $185,000 of which the Partnership's proportionate share is approximately $128,000 or 69%). Partially offsetting the move-outs are three new leases totaling approximately 10,000 square feet which includes an expansion of approximately 2,000 square feet by the largest tenant in the building which occupies approximately 15% of the building's total rentable square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 95% (1997) to 90% (1998) for the three months ended September 30 and increased from 93% (1997) to 95% (1998) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to the termination fee paid to the L/U II Joint Venture, as discussed above. Also contributing to the increase in rental and other income is an increase in average occupancy and an increase in common area expense reimbursements. Tenants at the business center reimburse the partnership for common area expenses as part of the lease agreements. Rental and other income at Lakeshore Business Center Phase II for the three months ended September 30, 1998 as compared to the same period in 1997 remained fairly constant.

In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phases I and II is only a temporary fluctuation and does not represent a downward occupancy trend.

---------------------------------

The 11% decrease in occupancy at University Business Center Phase II from September 30, 1997 to September 30, 1998 is the result of one of Philip Crosby Associates, Inc's ("Crosby") sub-tenants (approximately 9,000 square feet) vacating at the end of Crosby's lease term (March 31, 1998) and one tenant move-out of approximately 3,700 square feet. The move-outs are partially offset by an expansion of approximately 3,700 square feet by one of Crosby's former subtenants, Full Sail Recorders, Inc.("Full Sail"). In 1995 and 1996, Full Sail had signed leases with the Joint Venture for the approximately 73,000 square feet it was leasing from Crosby. These leases commenced April 1, 1998. (See below for a discussion regarding Crosby and Full Sail). Average occupancy at University Business Center Phase II decreased from 99% (1997) to 86% (1998) for the three months ended September 30 and decreased from 99% (1997) to 91% (1998) for the nine month period. The increase in rental and other income at University Business Center Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $48,000 or 69%. The increase in rental and other income at University Business Center Phase II for the nine month period can also be attributed to two leases that became effective during 1998 at a higher rental rate than the sub-tenant rate and an increase in common area expense reimbursements. The increase in rental and other income at University Business Center Phase II for the three months ended September 30, 1998 as compared to the same period in 1997 is a result of an increase in common area expense reimbursements. Sub-tenants at the business center were not required to reimburse the Partnership for common area expenses. However, as part of Full Sail's lease agreement, which commenced April 1, 1998, Full Sail is required to reimburse the Partnership for such expenses, attributing to the increase in rental and other income beginning the second quarter of 1998.

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

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1998 and 1997.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Liquidity and Capital Resources section of this item for a discussion regarding the cash requirements of the Partnership's current debt financings.

---------------------------------

Interest and other income includes income from short-term investments made by the Partnership with cash reserves. Interest and other income increased for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily as a result of an increase in cash reserves available for investment. Interest and other income for the three months ended September 30, 1998 as compared to the same period in 1997 remained fairly constant.

Operating expenses for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant.

The decrease in operating expenses - affiliated for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to decreased leasing costs at Commonwealth Business Center Phase II and decreased property management costs at all of the Partnership's properties except for Commonwealth Business Center Phase II and the Willows of Plainview Phase II. The decrease in operating expenses - affiliated for the three months ended September 30, 1998 as compared to the same period in 1997 is a result of decreased property management costs at Lakeshore Business Center Phase I and decreased leasing costs at Commonwealth Business Center Phase II. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1998 write-off of unamortized land improvements and amenities can be attributed to The Willows of Plainview Phase II. The write-off was a result of new property signage, updating the model apartments and pool renovations. In order to complete these projects, it was necessary to replace assets which had not been fully depreciated. This results in a write-off of unamortized land improvements and amenities.

Amortization of capitalized leasing costs for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant.

The decrease in interest expense for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is primarily the result of continued principal payments on the mortgages and note payable of the Partnership and its Joint Venture properties. The decrease is partially offset by an additional draw of $200,000 from a note payable in accordance with the terms of the note. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses-affiliated remained fairly constant for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 decreased primarily as a result of a portion of the Partnership's assets having become fully depreciated. The decrease is partially offset by the addition of assets (primarily tenant improvements at the commercial properties and various projects at the residential property)at all of the Partnership's properties. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $40,000,000.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Partnership had a mortgage loan with an insurance company in the amount of $4,358,192. The mortgage payable is due February 1, 2008, bears interest at a fixed rate of 7.65% and is secured by University Business Center Phase I. Monthly principal payments are based on a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Subsequent to September 30, 1998, the Partnership used proceeds received from the sale of University Business Center Phase I to repay in full the $4,358,192 mortgage payable. See below for the details of this sale.

As of September 30, 1998, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at September 30, 1998 were $5,350,902, $5,128,872 and $4,973,452 for a total of $15,453,226. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at September 30, 1998 was $3,704,429, $3,550,718 and $3,443,121 respectively, for a total of $10,698,268. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

Subsequent to September 30, 1998, the L/U II Joint Venture used proceeds received from the sale of University Business Center Phase II to repay in full the $5,128,872 mortgage payable. See below for the details of this sale.

As of September 30, 1998, The Willows of Plainview Phase II Joint Venture had two mortgage loans each with an insurance company in the amount of $3,112,118 and $1,858,694. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate share of the mortgages as of September 30, 1998 was $4,466,772 ($2,796,550 and $1,670,222). Both mortgages are due January 5,
2013, currently bear interest at a fixed rate of 7.2% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both mortgages are based upon a 15-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

As of September 30, 1998, the Partnership had a note payable with a bank in the amount of $1,435,051. On February 1, 1998, the Partnership received an additional $200,000 funding from this note payable in accordance with the terms of the loan agreement. The note payable is due February 1, 2009, bears interest at the Prime Rate and is secured by Commonwealth Business Center Phase II. Monthly principal payments are based on a 13-year amortization schedule. At maturity, the note will have been repaid based on the current rate of amortization.

Subsequent to September 30, 1998, the Partnership used proceeds received from the sale of University Business Center Phase I to repay in full the $1,435,051 note payable. See below for the details of this sale.

Cash provided by operating activities was $1,306,171 and $1,142,245 for the nine months ended September 30, 1998 and 1997, respectively. No distribution has been made since March 31, 1994. The Partnership plans to resume distributions once the Partnership has established adequate cash reserves, which would include funds for future tenant finish improvements, and the cash flow from operations is sufficient, in management's opinion, to pay distributions. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet at September 30) were $581,899 and $483,745 at September 30, 1998 and 1997, respectively.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities. Changes to current tenant finish improvements are a typical part of any lease negotiation.

-------------------------------------------

Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by financing activities are from a decrease in loan costs (refund of application fee) and from a debt funding received in 1998 (loan secured by the assets of Commonwealth Business Center Phase II). Cash flows used in financing activities are for principal payments on mortgages and note payable, the repurchase of limited partnership Units and loan costs. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the repayment of various mortgages payable, as discussed above.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements.

Due to the fact that no distributions were made during the nine months ended September 30, 1998 and 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate from the Year 2000 since the company saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $60,000 over 1998 and 1999. These costs include hardware, software, internal staff and outside consultants.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of fiscal year 1999.

-------------------------------------------

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at our current state of readiness, the need does not presently exist for a contingency plan. We will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

As of September 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $98,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $68,000 or 69%. The project is expected to be completed during the fourth quarter of 1998. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at September 30, 1998.

In the next twelve months, the demand on future liquidity is anticipated to increase as a result of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

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

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of the Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On January 16, 1998, the Partnership elected to resume the Repurchase Program and fund an additional $30,000 to the Interest Repurchase Reserve. On April 7, 1998, the Partnership elected to fund $30,000 to the Interest Repurchase Reserve and on May 12, 1998, funded an additional $11,850. With these funds, the Partnership repurchased 479 Units at a price of $150 per Unit. On May 26, 1998, the Partnership elected to fund $96,000 to the Interest Repurchase Reserve and on June 1, 1998, the Partnership elected to fund an additional $10,080. With the May 26 and June 1, 1998 fundings, the Partnership repurchased 663 Units at a price of $160 per Unit. The offering prices per Unit mentioned above were established by the General Partner in its sole discretion and do not purport to represent the fair market value or liquidation value of the Unit. From June 1996 to September 30, 1998, the Partnership has repurchased a total of 1,882 Units for $277,830. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the repurchase reserve at September 30, 1998 was $100.

On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit. Approximately $288,000 ($246,000 to purchase 1,200 Units plus

-------------------------------------------

approximately $42,000 for expenses associated with the Offer) is required to purchase all 1,200 Units. The Partnership will purchase the first 600 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 600 Units are tendered, ORIG, LLC will purchase up to an additional 600 Units. If more than 1,200 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,200. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates V, does not intend to participate in the Tender Offer. The Tender Offer will expire January 11, 1999 unless extended.

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

As of September 30, 1998, the Partnership owned approximately 6.21 acres of land, adjacent to the University Place development in Orlando, Florida which is zoned for commercial development. See below for additional information regarding the Phase III vacant land.

On September 8, 1998, the Partnership and the L/U II Joint Venture ("L/U II") entered into a contract with Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for the sale of University Business Center Phases I and II office buildings and the Phase III vacant land for an aggregate purchase price of $18,751,000 (specifically the prices for each property were $9,776,000 for Phase I and Phase III; $8,975,000 for Phase II). University Business Center Phase I and Phase III are owned by the Partnership. University Business Center Phase II is owned by the L/U II Joint Venture. The Partnership owns a 69% interest in this joint venture. Full Sail currently occupies 28% and 83% of the net rentable area of University Business Center Phases I and II, respectively. Concurrent with the signing of the contract, the Purchaser deposited $50,000 into an escrow account. This deposit will be applied to the purchase price at closing. The Purchaser is to close on the properties on or before November 7, 1998. See below for additional information regarding this transaction. The contract permits the Purchaser to defer the closing of the purchase of the Phase III vacant land until the 18-month anniversary of the closing on Phases I and II.

On October 6, 1998 pursuant to the contract executed on September 8, 1998, the Partnership and the L/U II Joint Venture sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II).
University Business Center Phase I was owned by the Partnership. University

-------------------------------------------

Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 69% interest. As of September 30, 1998, the carrying value of University Business Center Phase I land and building and University Phase III vacant land was approximately $5,500,000 and University Business Center Phase I was encumbered by a mortgage payable of $4,358,192. As of September 30, 1998, the carrying value of University Business Center Phase II land and building was approximately $7,300,000 and was encumbered by a mortgage payable of $5,128,872 ($5,000,000 and $3,550,718), respectively, are recorded on the accompanying balance sheet). Other net assets and liabilities associated with these properties included on the accompanying balance sheet at September 30, 1998 were not significant. The gain associated with this sale will be reflected in the fourth quarter of 1998. Portions of the proceeds from this sale were immediately used to pay in full the outstanding debt (including interest and prepayment penalties) of $10,468,000 ($4,633,000 for Phase I and $5,835,000 for Phase II)
on these properties. The Partnership also paid in full an outstanding debt of approximately $1,448,000 on Commonwealth Business Center Phase II, a building owned by the Partnership. It is anticipated that a distribution of approximately $35 to $50 per Unit will be paid to the Limited Partners during the first quarter of 1999. The Partnership will consider other alternatives for the use of the remainder of the proceeds from this sale, including repayment of additional Partnership debt or possible development costs associated with Lakeshore Business Center III which is to be constructed on land owned by the L/U II Joint Venture. As permitted by the contract, the Purchaser has deferred the closing of the Phase III vacant land for a period of up to 18-months after the closing date of Phase I and II.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1998 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

As of September 30, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has a 69% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

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

-------------------------------------------

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

PART II.  OTHER INFORMATION

8.      Defaults Upon Senior Securities
        -------------------------------

        None.

6.      Exhibits and Reports on Form 8-K
        --------------------------------

        (a)    Exhibits

               Exhibit 27. Financial Data Schedule

        (b)    Reports on Form 8-K

               Form 8-K was filed on September 14, 1998 to report in Item 5 that the Partnership and the Lakeshore/University II Joint Venture had entered into two contracts with Silver City Properties, Ltd. for the sale of University Business Center Phases I and II office buildings and Phase III vacant land.

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



Date: November 13, 1998