Form 10-K405
period 1998-12-31
NTS PROPERTIES V
filed 1999-04-15
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

     (Mark One)

          X        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       ------             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------
                                       OR

       ------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                       ---------    ---------

                         Commission file number 0-13400
                                                -------

                NTS-PROPERTIES V, a Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                        61-1051452
----------------------------------------             ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

    10172 Linn Station Road
    Louisville, Kentucky                                       40223
----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code               (502) 426-4800
                                                                ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                       None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO
                                                    ----          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 47

Total Pages: 51

                                TABLE OF CONTENTS

                                                                           Pages
                                                                           -----
                                     PART I

Items 1 and 2              Business and Properties                          3-12
Item 3                     Legal Proceedings                                  12
Item 4                     Submission of Matters to a Vote
                             of Security Holders                              12

                                     PART II

Item 5                     Market for the Registrant's Limited
                             Partnership Interests and Related
                             Partner Matters                                  13
Item 6                     Selected Financial Data                            14
Item 7                     Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                                 15-23
Item 8                     Financial Statements and Supplementary
                             Data                                          24-42
Item 9                     Changes in and Disagreements with
                             Accountants on Accounting and
                             Financial Disclosure                             43

                                    PART III

Item 10                    Directors and Executive Officers of
                             the Registrant                                   44
Item 11                    Management Remuneration and Transactions        44-45
Item 12                    Security Ownership of Certain Beneficial
                             Owners and Management                            45
Item 13                    Certain Relationships and Related
                             Transactions                                     46

                                     PART IV

Item 14                    Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                       47-50

Signatures                                                                    51

                                     PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

DEVELOPMENT OF BUSINESS

NTS-Properties V, a Maryland Limited Partnership, (the "Partnership") is a limited partnership organized under the laws of the State of Maryland on April 30, 1984. The General Partner is NTS-Properties Associates V (a Kentucky limited partnership). As of December 31, 1998 the Partnership owned the following properties:

        - Commonwealth Business Center Phase II, a business center with approximately 61,000 net rentable ground floor square feet and approximately 9,000 net rentable mezzanine square feet located in Louisville, Kentucky, constructed by the Partnership.

        - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV, an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 90% at December 31, 1998.

        - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 69% at December 31, 1998. A description of the properties owned by the L/U II Joint Venture appears below:

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

The Partnership also owns approximately 6.21 acres of land, adjacent to the University Place development (University Business Center III), in Orlando, Florida, which is zoned for commercial development. (See Item 8 note 15 for information regarding the sale of a portion of the land).

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

As of December 31, 1998, the Partnership's properties were encumbered by mortgages as shown in the table below:

                                                         Interest        Maturity          Balance
                      Property                              Rate            Date         at 12/31/98
                      --------                           --------        --------        -----------
Willows of Plainview Phase II                               7.2%         01/05/13 (1)    $ 2,768,077  (2)
Willows of Plainview Phase II                               7.2%         01/05/13 (1)    $ 1,653,217  (2)
Lakeshore Business Center Phase I                         8.125%         08/01/08 (3)    $ 3,385,979  (4)
Lakeshore Business Center Phase II                        8.125%         08/01/08 (3)    $ 3,642,952  (4)

(1) Current monthly principal payments are based upon a 15-year amortization schedule. At maturity, the mortgages will have been repaid based on the current rate of amortization.

(2) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1998. The outstanding balance of the mortgages at December 31, 1998 were $3,080,776 and $1,839,975, respectively.

(3) Current monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(4) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1998. The outstanding balance of the mortgage at December 31, 1998 was $4,890,913 for Phase I and $5,262,099 for Phase II.

Commonwealth Business Center Phase II is not encumbered by an outstanding mortgage at December 31, 1998.

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

The Partnership had no material commitments for renovations or capital improvements at December 31, 1998.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate, although the Partnership may also develop retail centers. See Item 8 for information regarding the Partnership's operating segments.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

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

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. As of December 31, 1998, the L/U II Joint Venture has a contract for the sale of approximately 2.4 acres of land it owns at the Lakeshore Business Center development. See below for the details of this contract. See below for information regarding the sale of University Business Center Phase I and II.

COMMONWEALTH BUSINESS CENTER PHASE II

Base annual rents, which exclude the cost of utilities, currently range from $7.08 to $13.50 per square foot for ground floor office space, $3.42 to $5.86 per square foot for ground floor warehouse space, $6.38 to $8.64 per square foot for mezzanine office space and $2.84 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1998 was $8.21. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1999 and 2003. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 12 tenants leasing office, warehouse and storage space aggregating approximately 47,530 square feet of rentable area (1). The tenants who occupy Commonwealth Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include engineering and an encoding center. Two tenants individually lease more than 10% of Commonwealth Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 79% (1998), 78% (1997), 84% (1996),67% (1995) and 100% (1994). See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

The following table contains approximate data concerning the leases in effect on December 31, 1998.

                                                                          Current Base
                                                   Sq. Ft. and            Annual Rental
                                                     % of Net            and % of Gross
                                    Year of          Rentable              Base Annual           Renewal
No. Of Tenants                    Expiration          Area(1)                Rental              Options
--------------                    ----------       ------------          ---------------        ---------
Major Tenants (2):
     1                               1999          6,325 (10.5%)         $ 72,768 (16.4%)          None
     1                               2000         13,846 (22.9%)         $124,620 (28.1%)      1 Five-Year

Other Tenants:
     5                               1999           9,721 (16.1%)        $ 82,392 (18.7%)          None
     3                               2000           6,401 (10.6%)        $ 59,436 (13.5%)      1 Three-Year
     1                               2001           3,200  (5.3%)        $ 23,196 ( 5.2%)          None
    None                             2002              --                     --                   --
     1                               2003           8,037 (13.3%)        $ 80,376 (18.1%)          None

(1) Rentable area includes only ground floor square feet (office and warehouse space).

(2) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

THE WILLOWS OF PLAINVIEW PHASE II

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

Monthly rental rates at The Willows of Plainview Phase II start at $659 for one-bedroom apartments, $919 for two-bedroom apartments and $1,019 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 92% (1998), 90%
(1997), 92% (1996), 94% (1995) and 93% (1994). See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

LAKESHORE BUSINESS CENTER PHASE I

Base annual rents, which exclude the cost of utilities, currently range from $9.78 to $12.25 per square foot for first floor office space, $6.18 to $10.65 per square foot for first floor service space and $9.00 to $12.25 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1998 was $10.85. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of five years. Current leases expire between 1999 and 2004. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 32 tenants leasing office space (first and second floor) and service space aggregating approximately 88,155 square feet of rentable area. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include telemarketing services and management offices for two cellular communications chains and a soft drink company. There are no tenants that individually lease more than 10% of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 85% (1998), 96%
(1997), 92% (1996 and 1995) and 80% (1994). See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

      The following table contains approximate data concerning the leases in effect on December 31, 1998.

                                                                              Current Base
                                                                              Annual Rental
                                                Sq. Ft. and % of           and % of Gross Base
                                Year of          Net Rentable                    Annual              Renewal
No. Of Tenants                 Expiration             Area                       Rental              Options
--------------                 ----------      -----------------           --------------------      -------
Major tenants (1):
       None

Other tenants:
            10                    1999             36,305 (35.1%)            $369,636 (38.6%)      2 Three-Year
            11                    2000             26,453 (25.6%)            $280,764 (29.5%)      2 Three-Year
             5                    2001              9,037  (8.8%)            $105,209 (11.0%)      2 Three-Year
             4                    2002              8,305  (8.0%)            $ 92,592  (9.8%)      2 Three-Year
             1                    2003              1,728  (1.7%)            $ 21,168  (2.2%)          None
             1                    2004              6,327  (6.1%)            $ 87,234  (9.1%)          None

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

LAKESHORE BUSINESS CENTER PHASE II

Base annual rents, which exclude the cost of utilities, currently range from $10.00 to $12.39 per square foot for first floor office space and $9.80 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1998 was $11.21. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of three years. Current leases expire between 1999 and 2003. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 17 tenants leasing office space (first and second floor) and service space aggregating approximately 75,458 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. Two tenants individually lease more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 79%
(1998), 100% (1997), 89% (1996), 72% (1995) and 78% (1994). See Item 7 for
average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

The following table contains approximate data concerning the leases in effect on December 31, 1998:

                                                                            Current Base
                                                                            Annual Rental
                                                Sq. Ft. and % of         and % of Gross Base
                                  Year of         Net Rentable                 Annual              Renewal
No. Of Tenants                   Expiration         Area (1)                   Rental              Options
--------------                   ----------      ---------------         --------------------      -------
Major tenants (2):
              1                     1999          10,580 (10.9%)           $127,176 (14.8%)     1 Three-Year
              1                     2002          14,665 (15.1%)           $166,212 (19.3%)     1 Five-Year
Other tenants:
              5                     1999          16,241 (16.7%)           $184,098 (21.4%)     1 Three-Year
              4                     2000          11,124 (11.5%)           $125,642 (14.6%)         None
              3                     2001           9,985 (10.3%)           $106,788 (12.4%)     1 Five-Year
              2                     2002           8,675  (8.9%)           $101,384 (11.8%)         (3)
              1                     2003           4,188  (4.3%)           $ 48,156  (5.6%)         None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.

(2) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

(3) 1 Three-Year and 1 Five-Year

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                                                Federal             Realty                  Annual
                                                               Tax Basis           Tax Rate              Realty Taxes
                                                              -----------          --------              ------------
WHOLLY-OWNED PROPERTIES
Commonwealth Business Center Phase II                         $ 4,582,252          $ .010910               $ 46,050

PROPERTY OWNED IN JOINT VENTURE
WITH NTS-PROPERTIES IV

The Willows of Plainview Phase II                               7,993,098             .011111                 58,360

PROPERTIES OWNED THROUGH
LAKESHORE/UNIVERSITY II JOINT
VENTURE (L/U II JOINT VENTURE)

Lakeshore Business Center Phase I                              10,260,812             .026214                126,826

Lakeshore Business Center Phase II                             12,227,459             .026214                144,702

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The estimated realty taxes on planned renovations, primarily tenant improvements, is not material.

INVESTMENT IN JOINT VENTURES

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d) September 30, 2028.

The Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex, and NTS-Properties IV contributed land valued at $800,000. No future contributions are anticipated as of December 31, 1998.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1998 is $4,920,751 ($3,080,776 and $1,839,975). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1998 is $4,421,294 ($2,768,077 and $1,653,217). Both mortgages currently bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a fifteen-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 90% at December 31, 1998.

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

LAKESHORE/UNIVERSITY II JOINT VENTURE - On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998 - see below for details regarding the transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                Property                                               Contributing Owner
                --------                                               -------------------
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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d) December 31, 2030.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 69% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

         Loan Balance
         at 12/31/98                   Encumbered Property
         ------------                  -------------------
         $5,262,099                    Lakeshore Business Center Phase II

         $4,890,913                    Lakeshore Business Center Phase I

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1998 is $7,028,930 ($3,642,952, and $3,385,979). The mortgages bear interest at a fixed rate of 8.125% and are due August 1,2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") and NTS Properties V sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser") for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University
Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 69% interest. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of approximately $10,672,643 ($4,739,261 for Phase I and $5,933,382 for Phase II) on these properties. (See Note 12 for details of this transaction). Subsequent to December 31, 1998, a portion of the proceeds from the sale were used to make a special cash distribution of $37.50 per limited partnership Unit totaling $1,252,275. See Note 15.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 69% at December 31, 1998.

COMPETITION

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1998, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

MANAGEMENT OF PROPERTIES

NTS Development Company, an affiliate of NTS-Properties Associates V, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates V. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $332,161 for the year ended December 31, 1998. $271,811 was received from commercial properties and $60,350 was received from the residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial period of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1998, the Management Agreement is still in effect.

WORKING CAPITAL PRACTICES

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

SEASONAL OPERATIONS

The Partnership does not consider its operations to be seasonal to any material degree.

CONFLICT OF INTEREST

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

EMPLOYEES

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. (See Item 8 Note 11 for further discussion of related party transactions).

GOVERNMENTAL CONTRACTS AND REGULATIONS

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED PARTNER MATTERS

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 2,303 limited partners as of March 1, 1999. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1998 financial statements.

No distributions were paid during 1998, 1997 or 1996. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1998, 1997 and 1996, the table which presents that portion of the distributions that represent a return in capital on a Generally Accepted Accounting Principal basis has been omitted.

Item 6.  SELECTED FINANCIAL DATA

For the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                                   1998               1997              1996             1995             1994
                                               ------------       ------------      ------------     -----------     ------------
Rental and other income                        $  5,752,977       $  5,906,286      $  5,693,700     $ 5,388,726      $ 3,787,118
Gain on sale of property                          5,004,628(1)              --                --              --               --

Total expenses                                   (5,719,124)        (6,464,964)       (6,479,552)     (6,685,340)      (4,292,057)
                                               ------------       ------------      ------------     -----------      -----------

Income (loss) before
  extraordinary item                              5,038,481           (558,678)         (785,852)     (1,296,614)        (504,939)
Extraordinary item                               (1,042,438)           (49,346)          (50,118)             --               --
                                               ------------       ------------      ------------     -----------      -----------
Net income (loss)                              $  3,996,043       $   (608,024)     $   (835,970)    $(1,296,614)     $  (504,939)
                                               ------------       ------------      ------------     -----------      -----------
                                               ------------       ------------      ------------     -----------      -----------

Net income (loss) allocated to:
  General Partner                              $     39,961       $     (6,080)     $     (8,360)    $   (12,966)     $    (5,049)
  Limited partners                             $  3,956,082       $   (601,944)     $   (827,610)    $(1,283,648)     $  (499,890)

Net income (loss) per limited
  partnership unit                             $     114.89       $     (17.13)     $     (23.23)    $    (35.78)     $    (13.93)

Weighted average number
 of limited partnership
 units                                               34,433             35,136            35,632          35,876          35,876

Cumulative net income (loss) allocated to:
  General Partner                               $    67,349        $    27,388      $     33,468     $    41,828      $    54,794
  Limited partners                              $(4,598,435)       $(8,554,517)     $ (7,952,573)    $(7,124,963)     $(5,841,315)

Cumulative taxable income (loss) allocated to:
  General Partner                               $   189,030        $   153,955      $    149,844     $   145,990      $   148,475
  Limited partners                              $(3,720,315)       $(7,160,797)     $ (7,217,069)    $(6,835,826)     $(6,069,120)

Distributions declared (2):
 General Partner                                $        --        $        --       $        --     $        --      $       786
 Limited partners                               $        --        $        --       $        --     $        --      $    77,851

Cumulative distributions
 declared (2):
  General Partner                               $   155,527        $   155,527       $   155,527     $   155,527      $   155,527
  Limited partners                              $15,397,262        $15,397,262       $15,397,262     $15,397,262      $15,397,262
At year end:

Land, buildings and
 amenities, net                                 $14,847,989       $23,750,773      $24,972,650       $26,149,956      $17,505,634

Total assets                                    $22,041,345       $28,712,898      $30,334,256       $31,537,473      $21,447,138

Mortgages and notes
 payable                                        $11,450,225       $21,662,821      $22,688,331       $22,839,940      $11,743,884

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

(1) See Item 8 Note 12 for details of the sale of University Business Centers Phase I and II to Silver City Properties, Ltd. on October 6, 1998.

(2) See Item 8 Note 15 for details of special cash distribution paid subsequent to December 31, 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 8 and the cautionary statements below.

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                                                             Percentage
                                                              Ownership
                                                             at 12/31/98       1998 (1)        1997      1996
                                                             -----------       --------        ----      ----
WHOLLY-OWNED PROPERTIES

Commonwealth Business Center
Phase II                                                            100%            79%         78%        84%

University Business Center
Phase I                                                           N/A(2)         N/A(2)        100%        98%

PROPERTIES OWNED IN JOINT VENTURE
WITH NTS-PROPERTIES IV


The Willows of Plainview Phase II                                    90%            92%         90%        92%

PROPERTIES OWNED THROUGH
LAKESHORE/UNIVERSITY II JOINT VENTURE
(L/U II JOINT VENTURE)

Lakeshore Business Center
Phase I (3) (4)                                                      69%            85%         96%        92%

Lakeshore Business Center
Phase II (3) (5)                                                     69%            79%        100%        89%

University Business Center
Phase II (2)                                                      N/A(2)         N/A(2)         99%        99%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) On October 6, 1998, University Business Center Phases I and II were sold. See below for the details of this transaction.

(3) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(4) Subsequent to December 31, 1998, two new five-year leases totaling
    6,880 square feet were signed at Lakeshore Business Center Phase I. Both tenants are expected to take occupancy during the first quarter of 1999. With these new leases, the business center's occupancy should improve to 89%.

(5) As of December 31, 1998, Lakeshore Business Center Phase II has an additional 5,668 square feet leased to two new tenants. Both tenants took occupancy during the first quarter of 1999 and the business center's occupancy has increased to 85%.

The average occupancy levels at the Partnership's properties as of December 31 were as follows:

                                                                 Percentage
                                                                 Ownership
                                                                    at
                                                                  12/31/98         1998        1997            1996
                                                                 ----------        ----        ----            ----
WHOLLY-OWNED PROPERTIES

Commonwealth Business Center
Phase II                                                           100%             80%         74%             77%

University Business Center
Phase I                                                            N/A(1)          100%(3)     100%             96%

PROPERTIES OWNED IN JOINT VENTURE
WITH NTS-PROPERTIES IV

The Willows of Plainview Phase II                                   90%             87%(2)      91%             95%

PROPERTIES OWNED THROUGH
LAKESHORE/UNIVERSITY II JOINT
VENTURE (L/U II JOINT VENTURE)

Lakeshore Business Center
Phase I                                                             69%             88%(2)      96%             97%
Lakeshore Business Center
Phase II                                                            69%             91%(2)      94%             80%
University Business Center
Phase II                                                           N/A(1)           91%(3)      99%             99%

(1) On October 6, 1998, University Business Center Phase I and II were sold. See below for the details of this transaction.

(2) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Represents average occupancy through October 6, 1998.

RENTAL AND OTHER INCOME

The rental and other income generated by the Partnership's properties for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                 Percentage
                                                 Ownership
                                                at 12/31/98                1998                1997              1996
                                               ---------------       --------------        -----------       ----------
WHOLLY-OWNED PROPERTIES
Commonwealth Business Center Phase II                100%             $  600,124           $  541,348          $535,619

University Business Center Phase I                   100%             $1,167,893 (1)       $1,530,842        $1,431,094

Revenues shown in the table above and below for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

                             (Continued on page 17)

PROPERTIES OWNED IN JOINT
VENTURE WITH NTS-
PROPERTIES IV

The Willows of Plainview Phase II
                                                        90%             $1,211,384         $1,283,576        $1,150,113
PROPERTIES OWNED THROUGH
LAKESHORE/UNIVERSITY II
JOINT VENTURE (L/U II
JOINT VENTURE)

Lakeshore Business Center Phase I                       69%             $1,034,468           $984,446         $ 920,643

Lakeshore Business Center Phase II                      69%             $1,134,469           $977,016         $ 804,221

University Business Center Phase II                     N/A               $539,956 (1)       $576,088         $ 837,438

(1) On October 6, 1998, University Business Centers Phases I and II were sold. See below for the details of this transaction. Revenues shown here represent 1998 income through the date of disposition.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1998, 1997 and 1996. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

RENTAL INCOME decreased approximately $166,000 or 3% in 1998. The decrease was primarily a result of decreased rental income at University Business Center Phases I and II as a result of the sale of these properties in October 1998 (see below for a further discussion of the sale). The decrease is partially offset by increased common area maintenance income at Commonwealth Business Center Phase II and Lakeshore Business Center Phase I and II and increased lease buyout income at Lakeshore Business Center Phase I and II in 1998 compared to 1997.

RENTAL INCOME increased approximately $166,000 or 3% in 1997. The increase was primarily a result of increased common area maintenance income at Commonwealth Business Center Phase II and Lakeshore Business Center Phase I and II and increased income from fully-furnished units at The Willows of Plainview Phase
II. Fully furnished units are apartments which rent at an additional premium above base rent.

The GAIN ON SALE OF ASSET is the result of selling University Business Center Phase I and II. On October 6, 1998 pursuant to the contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") and NTS Properties V, an affiliate of the General Partner of the Partnership, sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University
Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 69% interest. Portions of the proceeds from this sale were immediately used to pay outstanding debt (including interest and prepayment penalties) of $10,672,643 ($4,739,261 for Phase I and $5,933,382 for Phase II)
on these properties. During October 1998 the Partnership used proceeds from the sale to pay outstanding debt of approximately $1,448,000 on Commonwealth Business Center Phase II.

INTEREST AND OTHER INCOME includes interest income earned from short-term investments made by the Partnership with cash reserves. Interest income increased approximately $13,000 or 17% in 1998 and approximately $47,000 or 170% in 1997 as a result of an increase in cash reserves available for investment.

OPERATING EXPENSES decreased approximately $42,000 or 4% in 1998 due primarily to the sale of University Business Center Phase I and II in October 1998. The decrease is partially offset by increased janitorial and exterior improvements at Commonwealth Business Center Phase II and increased executive unit expenses at The Willows of Plainview Phase II. (Executive units are fully-furnished apartments that rent at a premium above base rent).

OPERATING EXPENSES increased approximately $111,000 or 10% in 1997 due to increased expenses associated with fully furnished units and increased advertising and landscaping costs at The Willows of Plainview Phase II and increased janitorial costs at all of the Partnership's commercial properties except University Business Center Phase II.

OPERATING EXPENSES - AFFILIATED decreased approximately $48,000 or 8% in 1998 due primarily to the sale of University Business Center Phase I and II in October 1998.

OPERATING EXPENSES - AFFILIATED increased approximately $51,000 or 10% in 1997 as a result of increased leasing and property management costs at Commonwealth Business Center Phase II, increased property management costs at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

The 1998 WRITE-OFF OF UNAMORTIZED LAND IMPROVEMENTS AND AMENITIES is primarily the result of the retirement of improvements and amenities at The Willows of Plainview Phase II which were not fully depreciated.

INTEREST EXPENSE decreased approximately $257,000 or 15% in 1998 as a result of the reduction in debt from the sale of University Business Center Phase I and II (see discussion above) and from regular principal payments.

INTEREST EXPENSE decreased approximately $244,000 or 12% in 1997 primarily as a result of lower interest rates on the permanent financing the Partnership obtained in January 1996 and the L/U II Joint Venture obtained in July 1996. The decrease is also due to regular principal payments.

MANAGEMENT FEES are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

REAL ESTATE TAXES decreased approximately $79,000 or 14% in 1998 as a result of decreased property tax assessments for Lakeshore Business Center Phases I and II and the sale of University Business Center Phases I and II in October 1998 (see discussions above).

REAL ESTATE TAXES increased $29,000 or 5% in 1997 primarily as a result of increased property tax assessments for Lakeshore Business Center Phases I and II.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES increased approximately $12,000 or 10% in 1998 primarily as a result of increased legal fees.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES - AFFILIATED decreased approximately $18,000 or 8% in 1998 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES - AFFILIATED increased approximately $40,000 or 22% in 1997 primarily as a result of increased salary costs.

DEPRECIATION AND AMORTIZATION decreased approximately $302,000 or 18% in 1998. The decrease is the result of the sale of University Business Center Phases I and II in October 1998 (see discussion above). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $27,526,096.

The 1998 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to the sale of University Business Center Phases I and II (see discussion above). A portion of the proceeds from the sale was used to retire a $4,358,191 mortgage payable on University Business Center Phase I (maturity of February 2008), a $5,128,872 mortgage payable on University Business Center Phase II (maturity of August
2008) and a $1,435,051 mortgage payable on Commonwealth Business Center Phase II (maturity of February 2009). As a result of the prepayment of the University Business Center Phase I and II mortgages, penalties of $348,655 and $763,995 respectively, were required by the insurance companies who held the mortgages. The Partnerships proportionate share of the University Business Center Phase II penalty was $528,914. Unamortized loan costs connected with these loans were also expensed due to the fact that the mortgages were repaid prior to their maturity.

The 1997 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to unamortized loan costs associated with The Willows of Plainview Phase II's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (December 5, 2003).

The 1996 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to unamortized loan costs associated with L/U II Joint Venture's note payable. The unamortized loan costs were expensed due to the fact that the notes were repaid in 1996 prior to their maturity (January 31, 1998).

CONSOLIDATED CASH FLOWS AND FINANCIAL CONDITION

The majority of the Partnership's cash flow is typically derived from operating activities. Cash flows provided by investing activities in 1998 are the result of the sale of University Business Center Phase I and II (see Items 1 and 2 for detail discussion of the sale). Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by financing activities are from debt fundings. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited Partnership Units through the Tender Offer or the Interest Repurchase Reserve. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows.

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and II. In addition, demand will increase due to the intention of the Partnership to make a capital contribution to the L/U II Joint Venture for Lakeshore III construction costs and an approximate $1,252,000 special cash distribution paid to limited partners in the first quarter of 1999. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flow provided by (used in):

                                                             1998                  1997                    1996
                                                             ----                  ----                    ----
Operating activities                                   $  1,462,038            $ 1,666,522               $ 919,765
Investing activities                                     13,990,823               (431,992)               (296,737)
Financing activities                                    (11,382,557)            (1,076,984)               (525,543)
                                                       ------------            -----------               ---------
Net increase in cash and equivalents                   $  4,070,304            $   157,546               $  97,485
                                                       ------------            -----------               ---------
                                                       ------------            -----------               ---------

Net cash provided by operating activities decreased approximately $204,000 or 12% in 1998. The decrease was driven by an increase in accounts payable and other liabilities.

Net cash provided by operating activities increased approximately $747,000 or 81% in 1997. The increase was driven by a decrease in net loss and increases in other assets, accounts payable and other liabilities.

Net cash provided by (used in) investing activities totaled $13,990,823, ($431,992) and ($296,737) in 1998, 1997 and 1996 respectively. The increase in investing activities in 1998 was primarily the result of the sale of University Business Center Phase I and II. The increase in net cash used in investing activities in 1997 was primarily the result of increased capital expenditures.

Net cash used in financing activities totaled $11,382,557, $1,076,984 and $525,543 in 1998, 1997 and 1996, respectively. The increase in net cash used in financing activities in 1998 was primarily the result of retirement of mortgages payable on Commonwealth Business Center II and University Business Center I and II from the proceeds of the sale of University Business Center I and II and from repurchases of limited partnership Units. Net cash used in financing activities increased in 1997 primarily as a result of increased net payments on mortgages partially offset by decreased loan costs and repurchases of limited partnership Units in 1997 compared to 1996.

Due to the fact the no distributions were made during 1998, 1997 or 1996, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principal basis has been omitted.

The Partnership has no material commitments for renovations or capital improvements as of December 31, 1998.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the reserve. Through December 31, 1998, the Partnership has repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves.

On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. Approximately $288,000 ($246,000 to purchase 1,200 Units plus approximately $42,000 for expenses associated with the Offer) is required to purchase all 1,200 Units. The offer stated that the Partnership will purchase the first 600 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 600 Units are tendered, ORIG, LLC will purchase up to an additional 600 Units. If more than 1,200 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,200. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates V, does not intend to participate in the Tender Offer. The Tender Offer expired January 11, 1999.

As of February 9, 1999, 2,461 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 1,861 Units at a cost of $381,505.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1998 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of the portion of this land and plans for the construction of Lakeshore Business Center Phase III.

As of December 31, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. Subsequent to December 31, 1998, the re-zoning had not yet been granted and per the contract, the purchaser has elected to postpone the closing for a period of 30 days. At its option, the purchaser may postpone the Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has a 69% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

As of December 31, 1998 the L/U II Joint Venture intends to use the remaining
3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from the Partnership and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. NTS-Properties Plus and NTS-Properties IV, which currently have a 12% and 18% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. NTS-Properties Plus and NTS-Properties IV have agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

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

YEAR 2000

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

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

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $60,000 over 1998 and 1999. Costs incurred through December 31, 1998 are approximately $10,000. These costs include primarily hardware and software.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in an approximately $552,000 decrease in the fair value of debt.

CAUTIONARY STATEMENTS

Some of the statements included in Item 1 and 2, Business and Properties and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as " the Partnership anticipates ", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties V:

We have audited the accompanying balance sheets of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties V as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 48 through 50 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                               ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 12 1999

(Except for with respect to the matters
discussed in the first paragraph of note
15 as to which the date is March 15, 1999, and the second paragraph of note 15 as to which the date is March 17, 1999.)

                                NTS-PROPERTIES V

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                                                          1998                  1997
                                                                       ------------         -----------
ASSETS

Cash and equivalents                                                   $ 4,543,666          $   473,362
Cash and equivalents - restricted                                          208,682               69,858
Accounts receivable, net of allowance
 for doubtful accounts of $4,678 (1998) and $13,304
(1997)                                                                      77,560              291,504
Land, buildings and amenities, net                                      14,847,989           23,750,773
Assets held for development or sale                                      1,953,868            3,278,114
Other assets                                                               409,580              849,287
                                                                       -----------          -----------
                                                                       $22,041,345          $28,712,898
                                                                       -----------          -----------
                                                                       -----------          -----------
LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                                            $11,450,225          $21,662,821
Accounts payable - operations                                              116,056              284,829
Accounts payable - construction                                             47,150               34,486
Security deposits                                                          124,309              167,597
Other Liabilities                                                          111,897              189,570
                                                                       -----------          -----------
                                                                        11,849,637           22,339,303

Commitments and Contingencies (Note 13)

Partners' equity                                                        10,191,708            6,373,595
                                                                       -----------          -----------
                                                                       $22,041,345          $28,712,898
                                                                       -----------          -----------
                                                                       -----------          -----------

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                             1998                 1997                 1996
                                                                          -----------          -----------          -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $0 (1998), $3,045 (1997) and
  $9,566 (1996)                                                          $  5,665,370          $ 5,831,544          $ 5,665,972
 Gain on sale of assets                                                     5,004,628                   --                   --
 Interest and other income                                                     87,607               74,742               27,728
                                                                         ------------          -----------          -----------
                                                                           10,757,605            5,906,286            5,693,700
Expenses:
 Operating expenses                                                         1,147,506            1,189,163            1,077,906
 Operating expenses - affiliated                                              518,742              566,492              515,018
 Write-off of unamortized land improvements &
  amenities                                                                    14,390                   --                   --
 Amortization of capitalized leasing
  costs                                                                        14,430               20,810               18,735
 Interest expense                                                           1,497,171            1,753,841            1,997,728
 Management fees                                                              332,161              352,933              342,292
 Real estate taxes                                                            498,318              576,997              548,428
 Professional and administrative
  expenses                                                                    129,066              117,016              117,174
 Professional and administrative
  expenses - affiliated                                                       203,157              221,034              180,699
 Depreciation and amortization                                              1,364,183            1,666,678            1,681,572
                                                                         ------------          -----------          -----------

                                                                            5,719,124            6,464,964            6,479,552
                                                                         ------------          -----------          -----------

Income (loss) before extraordinary item                                     5,038,481             (558,678)            (785,852)
Extraordinary item - early extinguishment of
  debt                                                                    (1,042,438)              (49,346)             (50,118)
                                                                         ------------          -----------          -----------
Net income (loss)                                                        $ 3,996,043           $  (608,024)         $  (835,970)
                                                                         ------------          -----------          -----------
                                                                         ------------          -----------          -----------

Net income (loss) allocated to the limited partners:
  Income (loss) before extraordinary item                                $  4,988,096          $  (553,091)         $  (777,993)

  Extraordinary item                                                      (1,032,014)              (48,853)             (49,617)
                                                                         ------------          -----------          -----------
  Net income (loss)                                                      $ 3,956,082           $  (601,944)         $  (827,610)
                                                                         ------------          -----------          -----------
                                                                         ------------          -----------          -----------

Net income (loss) per limited partnership Unit:
 Income (loss) before extraordinary item                                 $     144.86          $    (15.74)         $    (21.84)
 Extraordinary item                                                            (29.97)               (1.39)               (1.39)
                                                                         ------------          -----------          -----------
 Net income (loss)                                                       $     114.89          $    (17.13)         $    (23.23)
                                                                         ------------          -----------          -----------
                                                                         ------------          -----------          -----------
Weighted average number of limited
 partnership Units                                                             34,433               35,136               35,632
                                                                         ------------          -----------          -----------
                                                                         ------------          -----------          -----------

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V

                       STATEMENTS OF PARTNERS' EQUITY (1)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       Limited              General
                                                                       Partners             Partners              Total
                                                                    -----------           -----------          -----------
Balances at December 31, 1995                                       $ 8,031,088            $(113,599)          $ 7,917,489
 Net loss                                                              (827,610)              (8,360)             (835,970)
 Repurchase of Limited Partnership Units                                (99,900)                --                 (99,900)
                                                                    -----------           ----------           -----------
Balances at December 31, 1996                                         7,103,578             (121,959)            6,981,619
 Net loss                                                              (601,944)              (6,080)             (608,024)
                                                                    -----------           -----------          -----------
Balances at December 31, 1997                                         6,501,634             (128,039)            6,373,595
 Net loss                                                             3,956,082               39,961             3,996,043
 Repurchase of Limited Partnership Units                               (177,930)                --                (177,930)
                                                                    -----------           -----------          -----------
Balances at December 31, 1998                                       $10,279,786           $  (88,078)          $10,191,708
                                                                    -----------           -----------          -----------
                                                                    -----------           -----------          -----------

The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, REPORTING COMPREHENSIVE INCOME.

                                NTS-PROPERTIES V

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998                 1997              1996
                                                                              -----------          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $ 3,996,043          $  (608,024)       $ (835,970)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Gain on sale of assets                                                         (5,004,628)                  --                --
Extraordinary item-early extinguishment of debt                                 1,042,438               49,346            50,118
  Provision for doubtful accounts                                                      --                3,045             9,566
  Write-off of unamortized land improvements & amenities                           14,390                   --                --
  Amortization of capitalized leasing costs                                        14,430               20,810            18,735
  Depreciation and amortization                                                 1,364,183            1,666,678         1,681,572
  Changes in assets and liabilities:
   Cash and equivalents - restricted                                              (15,924)              15,134           (42,395)
   Accounts receivable                                                            213,944              222,718           239,791
   Other assets                                                                   126,932              104,065          (102,413)
   Accounts payable - operations                                                 (168,773)              28,378          (108,980)
   Security deposits                                                              (43,288)              14,666             5,601
   Other liabilities                                                              (77,709)             149,706             4,140
                                                                             ------------          -----------        ----------
  Net cash provided by operating activities                                     1,462,038            1,666,522           919,765
                                                                             ------------          -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets before payment
  of debt                                                                      13,279,721                   --                --
Additions to land, buildings and amenities                                       (482,942)            (431,992)         (310,458)
Asset held for development                                                      1,179,268                   --                --
Decrease (increase) in cash and equivalents - restricted                               --                   --            13,721
Other                                                                              14,776                   --                --
                                                                             ------------          -----------        ----------

  Net cash provided by (used in) investing activities                          13,990,823             (431,992)         (296,737)
                                                                             ------------          -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                                                     200,000            4,585,920        18,546,020
Principal payments on mortgages and notes payable                             (10,412,596)          (5,611,430)      (18,697,629)
Early principal payment penalty                                                  (877,569)                  --               --
Decrease (increase) in loan costs                                                   8,438              (51,474)         (274,034)
Repurchase of limited partnership Units                                          (177,930)                  --           (99,900)
Decrease (increase) in cash and equivalents - restricted                         (122,900)                  --                --
                                                                             ------------          -----------        ----------

  Net cash used in financing activities                                       (11,382,557)          (1,076,984)         (525,543)
                                                                             ------------          -----------        ----------

  Net increase in cash and
   equivalents                                                                  4,070,304              157,546            97,485

CASH AND EQUIVALENTS, beginning of year                                           473,362              315,816           218,331
                                                                             ------------          -----------        ----------

CASH AND EQUIVALENTS, end of year                                            $  4,543,666          $   473,362         $ 315,816
                                                                             ------------          -----------        ----------
                                                                             ------------          -----------        ----------

Interest paid on a cash basis                                                $  1,545,240          $ 1,865,183        $2,037,647
                                                                             ------------          -----------        ----------
                                                                             ------------          -----------        ----------

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.    SIGNIFICANT ACCOUNTING POLICIES

       A)    ORGANIZATION

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

             The Partnership also owns approximately 6.21 acres of land, adjacent to the University Place development (University Place Phase III) in Orlando, Florida which is zoned for commercial development. See Note 7 for details of this asset held for sale.

       C)    ALLOCATION OF NET INCOME (LOSS) AND CASH DISTRIBUTIONS

             Operating Net Cash Receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received their 8% Preferred Return as defined in the partnership agreement; 2) to the General Partner in an amount equal to approximately 10% of the limited partners 8% Preferred Return; 3) the remainder, 90% to the limited partners and 10% to the General Partner. Net operating income
             (loss), exclusive of depreciation, is allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income, exclusive of depreciation, in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore their respective negative capital account to

       C)    ALLOCATION OF NET INCOME (LOSS) AND CASH DISTRIBUTIONS - CONTINUED

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

             A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                                              1998              1997               1996
                                                           -----------        ----------        ----------
             Net income (loss)                             $3,996,043        $(608,024)        $ (835,970)

             Items handled differently for tax
               purposes:
             Gain/loss on sale of assets                     (982,892)            --                --
               Depreciation and
                amortization                                  421,204          342,809            254,781
               Capitalized leasing
                costs                                          11,930           14,484             14,484
               Rental income                                   44,212          353,677            227,838
               Allowance for doubtful
                accounts                                       (8,626)          (2,596)           (37,682)
               Write-off of unamortized
                tenant improvements                            (6,314)         (39,966)              (840)
                                                           ----------         --------         ----------
             Taxable income (loss)                         $3,475,557         $ 60,384         $ (377,389)
                                                           ----------         --------         ----------
                                                           ----------         --------         ----------

       E)    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

             Cash and equivalents - restricted at December 31, 1998 also included funds reserved for the repurchase of Limited Partnership Units under the Tender Offer.

       H)    BASIS OF PROPERTY AND DEPRECIATION

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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1998, 1997 and 1996 did not result in an impairment loss.

       I)    RENTAL INCOME AND CAPITALIZED LEASING COSTS

             Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $34,901 and $254,533 as of December 31, 1998 and 1997, respectively.

             All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with initial leasing of the properties are capitalized and amortized over a five year period.

       J)    ADVERTISING

             The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1998, 1997 and 1996.

       K)    STATEMENTS OF CASH FLOWS

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

3.     INTEREST REPURCHASE RESERVE

       Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the reserve. Through December 31, 1998, the Partnership has repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves.

4.     TENDER OFFER

       On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. Approximately $288,000 ($246,000 to purchase 1,200 Units plus approximately $42,000 for expenses associated with the Offer) is required to purchase all 1,200 Units. The offer stated that the Partnership will purchase the first 600 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 600 Units are tendered, ORIG, LLC will purchase up to an additional 600 Units. If more than 1,200 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,200. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates V, does not intend to participate in the Tender Offer. The Tender Offer expired on January 11, 1999.

       As of February 9, 1999, 2,461 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 1,861 Units at a cost of $381,505.

5.     INVESTMENT IN JOINT VENTURES

       A)    NTS WILLOWS PHASE II JOINT VENTURE

             In 1984, the Partnership entered into a joint venture agreement with NTS-Properties IV, an affiliate of the General Partner of the Partnership, to develop and construct a 144 unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. NTS-Properties IV contributed land valued at $800,000 and the Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 90% at December 31, 1998. The Partnership's share of the joint venture's revenues was $1,211,384 (1998), $1,283,576 (1997), and
             $1,150,133 (1996). The Partnership's share of the joint venture's expenses was $1,207,379 (1998), $1,260,767 (1997) and $1,088,475
             (1996).

       B)    NTS FT. LAUDERDALE OFFICE JOINT VENTURE

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

             On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. Refer to Note 5D for a further discussion of the new joint venture.

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

             On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. Refer to Note 5D for a further discussion of the new joint venture.

       D)    LAKESHORE/UNIVERSITY II JOINT VENTURE

             On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (sold October 1998 - see Note 12) and certain undeveloped tracts adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

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
             Lakeshore Business Center                            NTS-Properties IV and NTS-
             Phase I ($6,249,667)                                 Properties V

             Lakeshore Business Center                            NTS-Properties Plus Ltd.
             Phase II (-$1,023,535)

             Undeveloped land adjacent to the                     NTS - Properties Plus Ltd.
             Lakeshore Business Center
             development (3.8 acres)(-$670,709)

             Undeveloped land adjacent to the                     NTS/Fort Lauderdale, Ltd.
             Lakeshore Business Center
             development (2.4 acres)($27,104)

             University Business Center Phase II                  NTS-Properties V and NTS
             ($953,236)(Note 12)                                  Properties Plus Ltd.

             Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS/Properties IV contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 69% at December 31, 1998. The Partnership's share of the joint ventures revenues was $3,521,941 (1998), ($2,539,973) (1997) and ($2,567,619) (1996). The
             Partnership's share of the joint ventures expenses was $3,219,909
             (1998), $3,066,313 (1997) and $3,251,607 (1996).

6.    LAND, BUILDINGS AND AMENITIES

       The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                                                         1998                1997
                                                                       ----------         ----------
              Land and improvements                                   $ 7,040,411        $ 9,791,949
              Buildings, improvements
               and amenities                                           21,215,905         32,984,399
                                                                     ------------        -----------
                                                                       28,256,316         42,776,348

              Less accumulated depreciation                            13,408,327         19,025,575
                                                                     ------------        -----------
                                                                     $ 14,847,989        $23,750,773
                                                                     ------------        -----------
                                                                     ------------        -----------

7.     ASSET HELD FOR SALE

       As of December 31, 1998, the Partnership owned approximately 6.21 acres of land adjacent to the University Place development (Phase III vacant land) in Orlando, Florida which is zoned for commercial development. The carrying value of the land as of December 31, 1998 was $801,000. See Note 13 below for details of a contract for the sale of the Phase III vacant land. If this transaction does not occur, the Partnership will continue to evaluate the possibility of building University Business Center Phase III on the vacant land. The decision to build will be based on market conditions, availability of financing and availability of the necessary resources from the Partnership. In management's opinion, the net book value of the asset approximates its fair market value.

8.     ASSET HELD FOR DEVELOPMENT OR SALE

       As of December 31, 1998, the L/U II Joint Venture owned approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1998 in the asset held for sale is $1,152,868. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land and construction of Lakeshore Business Center Phase III.

       As of December 31, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. Subsequent to December 31, 1998, the re-zoning had not yet been granted and per the contract, the purchaser has elected to postpone the closing for a period of 30 days. At its option, the purchaser may postpone the Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has a 69% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

       As of December 31, 1998 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from the Partnership and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. NTS-Properties Plus and NTS-Properties IV, which currently have a 12% and 18% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. NTS-Properties Plus and NTS-Properties IV have agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

9.     MORTGAGES AND NOTE PAYABLE

       Mortgages and note payable as of December 31 consist of the following:

                                                                              1998                 1997
                                                                         ------------           ---------
      Mortgage payable with an insurance company bearing
      interest at fixed rate of 8.125%, due August 1, 2008,
      secured by land and building                                       $ 3,642,952            $ 3,881,569

      Mortgage payable with an insurance company  bearing
      interest at a fixed rate of 8.125%, due August 1, 2008
      secured by land and building                                         3,385,979              3,607,766

      Mortgage payable with an insurance company bearing
      interest at a fixed rate of 7.2%, due January 5, 2013,
      secured by land, buildings and amenities                             2,768,077              2,871,146

      Mortgage payable with an insurance company bearing interest at a fixed rate of 7.2%, due January 5, 2013, secured by land,
      buildings and amenities                                              1,653,217              1,714,774

      Mortgage payable with an insurance company bearing interest at a fixed rate of 7.65% due February 1, 2008, secured by
      land and building                                                       --                  4,588,807

      Mortgage payable with an insurance company bearing interest at a fixed rate of 8.125%, due August 1, 2008, secured by land
      and building                                                            --                  3,720,508

      Note payable with a bank bearing interest at the Prime
      Rate, due February 1, 2009, secured by land and building                --                  1,278,251
                                                                         -----------            -----------
                                                                         $11,450,225            $21,662,821
                                                                         -----------            -----------
                                                                         -----------            -----------

The Prime Rate was 8.5% at December 31, 1997.

The mortgages are payable in aggregate monthly installments of $157,890 include principal, interest and property tax escrow. Scheduled maturities of debt are as follows:


       For the Years Ended December 31,                                     Amount
       --------------------------------                                  -----------
                             1999                                        $   687,453
                             2000                                            743,569
                             2001                                            804,279
                             2002                                            869,961
                             2003                                            941,021
                          Thereafter                                       7,403,942
                                                                         -----------
                                                                         $11,450,225
                                                                         -----------
                                                                         -----------

         Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $11,700,000.

         Certain of the proceeds from the sale of University Business Center Phase I and II (see discussion below) were used to retire mortgages payable associated with these properties as well as a mortgage payable on Commonwealth Business Center Phase II. The early extinguishment resulted in early prepayment penalties and the write-off of unamortized loan costs. Such amounts are included within extraordinary item-early extinguishment of debt on the accompanying statement of operations.

        The 1997 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to unamortized loan costs associated with The Willows of Plainview Phase II's note payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (December 5, 2003).

        The 1996 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to unamortized loan costs associated with L/U II Joint Venture's note payable. The unamortized loan costs were expensed due to the fact that the notes were repaid in 1996 prior to their maturity (January 31, 1998).

10.  RENTAL INCOME UNDER OPERATING LEASES

     The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1998:

                For the Years Ended December 31:                           Amount
                --------------------------------                         -----------
                                1999                                     $ 1,429,384
                                2000                                         969,042
                                2001                                         592,721
                                2002                                         300,470
                                2003                                          88,930
                             Thereafter                                       57,846
                                                                         -----------
                                                                         $ 3,438,393
                                                                         -----------
                                                                         -----------

11.  RELATED PARTY TRANSACTIONS

     Pursuant to an agreement with the Partnership, property management fees of $332,161 (1998), $352,933 (1997) and $342,292 (1996)were paid to NTS
     Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $29,004 and $25,763 as a repair and maintenance fee during the years ended December 31, 1998 and 1997, respectively, and has capitalized this cost as part of land, building and amenities.

     As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges included items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, building and amenities.

                                                           1998             1997             1996
                                                         ---------        ---------        ---------

              Leasing                                    $ 254,266        $ 216,100        $ 242,890
              Administrative                               184,283          279,933          236,800
              Property manager                             324,439          353,002          313,048
              Other                                         22,230            5,752           28,846
                                                         ---------        ---------        ---------
                                                         $ 785,218        $ 854,787        $ 821,584
                                                         ---------        ---------        ---------
                                                         ---------        ---------        ---------

12. SALE OF ASSET

    On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") and NTS Properties V sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser") for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University
    Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 69% interest. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of approximately $10,672,643 ($4,739,261 for Phase I an $5,933,382 for Phase II) on these properties. During October 1998, a portion of the proceeds was also used to pay the outstanding debt balance of $1,447,195 on Commonwealth Business Center Phase
    II. NTS-Properties V reflects a gain of approximately $5,000,000 associated with this sale in the fourth quarter of 1998. NTS-Properties V will use a portion of the remaining proceeds after pay down of mortgages to make a $37.50 per unit distribution totaling $1,252,275 to be paid to the limited partners during the first quarter of 1999. See Note 15 below. NTS-Properties V is considering alternatives for the use of the remainder of the proceeds from this sale including development costs of Lakeshore Business Center III which is to be constructed on land owned by the L/U II Joint Venture. See
    Note 8 for details.

13. COMMITMENTS AND CONTINGENCIES

    The sales contract between the Partnership and the purchaser provides the Purchaser with the option to defer closing of the purchase of the Phase III vacant land until the 18th month anniversary of the closing on the University Phase I and II properties (Phase III Deferral Period). During the Phase III deferral period the purchaser will have the right to use the parking area and other improvements on the Phase III Property. Also during this period, the Purchaser will be responsible for maintaining and shall bear Seller's share of the cost of all maintenance and repairs necessary to keep the Phase III property in good repair and condition from and after Closing of the purchase of the Phase I Property and Phase II Property, and for Seller's portion of all real property taxes and assessments applicable to the Phase III property accruing from and after Closing of the purchase of the Phase I property and Phase II property. The Partnership expects the closing of the Phase III vacant land to occur in the second quarter of 2000.

14. SEGMENT REPORTING

    The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision-maker is the General Partner.

    The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to an apartment complex known as the Willows of Plainview Phase II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and II. In addition, the table below includes the properties known as University Business Center Phases I and II up until their disposition in October 1998 (see Note 12 for details of this transaction).

    The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Partnership management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                                                                                      1998
                                                            Residential            Commercial               TOTAL
Rental income                                              $  1,204,762           $  4,460,608          $ 5,665,370
Other income                                                      6,622                 20,733               27,355
Gain on sale of assets                                          --                  (3,099,716)          (3,099,716)
                                                           ------------           ------------          -----------
Total net revenues                                         $  1,211,384           $  1,381,625          $ 2,593,009
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Operating expenses                                         $    481,674           $  1,184,574          $ 1,666,248
Write Off of Unamortized land improvements
  and amenities                                                  14,109                    281               14,390
Amortization of capitalized leasing costs
                                                                --                      14,430               14,430
Interest expense                                                330,418                813,525            1,143,943
Management fees                                                  60,350                271,811              332,161
Real estate taxes                                                52,701                420,086              472,787
Professional and administrative                                  81,270                --                    81,270
Depreciation expense                                            186,857              1,012,427            1,199,284
                                                           ------------           ------------          -----------
Net income (loss) before extraordinary
  item                                                     $      4,005           $ (2,335,509)         $(2,331,504)
Extraordinary item - early extinguishment
  of debt                                                       --                    (597,188)            (597,188)
                                                           ------------           ------------          -----------
Net income (loss)                                          $      4,005           $ (2,932,697)         $(2,928,692)
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Land, buildings and amenities, net                         $  3,866,398           $ 10,965,184          $14,831,582
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Expenditures for land, buildings and
  amenities                                                $    138,231           $    328,304          $   466,535
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Segment liabilities                                        $  4,568,302           $  7,354,966          $11,923,268
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
                                                                                       1997
                                                            Residential             Commercial               TOTAL
Rental income                                              $  1,228,350           $  4,603,194          $ 5,831,544
Other income                                                     55,226                  8,968               64,194
                                                           ------------           ------------          -----------
Total net revenues                                         $  1,283,576           $  4,612,162          $ 5,895,738
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Operating expenses                                         $    450,118           $  1,305,537          $ 1,755,655
Amortization of capitalized leasing costs                            --                 20,810               20,810
Interest expense                                                341,390                934,842            1,276,232
Management fees                                                  61,217                291,716              352,933
Real estate taxes                                                52,436                497,924              550,360
Professional and administrative                                 117,390                --                   117,390
Depreciation expense                                            188,962              1,266,562            1,455,524
                                                           ------------           ------------          -----------
Net income (loss) before extraordinary
  item                                                     $     72,063           $    294,771          $   366,834
Extraordinary item - early extinguishment
  of debt                                                       (49,346)               --                 (49,346)
                                                           ------------           ------------          -----------
Net income (loss)                                          $     22,717           $    294,771          $   317,488
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Land, buildings and amenities, net                         $  3,920,638           $ 19,830,135          $23,750,773
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Expenditures for land, buildings and
  amenities                                                $     28,892           $    403,100          $   431,992
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Segment liabilities                                        $  4,758,365           $ 11,773,240          $16,531,605
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------

                                                                                       1996
                                                            Residential             Commercial               TOTAL
Rental income                                              $  1,144,541           $  4,521,431          $ 5,665,972
Other income                                                      5,593                 12,901               18,494
                                                           ------------           ------------          -----------
Total net revenues                                         $  1,150,134           $  4,534,332          $ 5,684,466
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Operating expenses                                         $    391,289           $  1,201,635          $ 1,592,924
Amortization of capitalized leasing costs                       --                      18,735               18,735
Interest expense                                                350,698              1,130,567            1,481,265
Management fees                                                  56,593                285,699              342,292
Real estate taxes                                                52,770                468,934              521,704
Professional and administrative                                  49,665                --                    49,665
Depreciation expense                                            187,461              1,273,243            1,460,704
                                                           ------------           ------------          -----------
Net income (loss) before extraordinary
  item                                                     $     61,658           $    155,519          $   217,177
Extraordinary item - early extinguishment
  of debt                                                       --                     (50,118)             (50,118)
                                                           ------------           ------------          -----------
Net income (loss)                                          $     61,658           $    105,401          $   167,059
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Land, buildings and amenities, net                         $  4,067,757           $ 20,904,893          $24,972,650
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------

Expenditures for land, buildings and
  amenities                                                $      4,090           $    306,368          $   310,458
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------
Segment liabilities                                        $  4,747,439           $ 12,220,843          $16,968,282
                                                           ------------           ------------          -----------
                                                           ------------           ------------          -----------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                              1998                  1997                 1996
                                                              ----                  ----                 ----
NET REVENUES
Total revenues for reportable segments                    $ 2,593,009           $ 5,895,738          $ 5,684,466
Other income for partnership                                   60,252                10,548                9,234
Gain on sale of assets                                      8,104,344               --                    --
                                                          -----------           -----------          -----------
Total consolidated net revenues                           $10,757,605           $ 5,906,286          $ 5,693,700
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

INTEREST EXPENSE
Interest expense for reportable segments                  $ 1,143,943           $ 1,276,232          $ 1,481,265
Interest expense for partnership level                        353,228               477,609              516,463
                                                          -----------           -----------          -----------
Total interest expense                                    $ 1,497,171           $ 1,753,841          $ 1,997,728
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

REAL ESTATE TAXES
Total real estate taxes for reportable
  segments                                                $   472,787           $   550,360          $   521,704
Real estate taxes for partnership                              25,531                26,637               26,724
                                                          -----------           -----------          -----------
Total real estate taxes                                   $   498,318           $   576,997          $   548,428
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

PROFESSIONAL AND ADMINISTRATIVE
Total professional and admin for reportable
  segments                                                $    81,270           $   117,390          $    49,665
Professional and admin for partnership level                  250,953               220,660              248,208
                                                          -----------           -----------          -----------
Total professional and administrative                     $   332,223           $   338,050          $   297,873
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable
  segments                                                $ 1,199,284            $1,455,524          $ 1,460,704
Depreciation and amortization for partnership level           152,608               198,863              208,577
Eliminations                                                   12,291                12,291               12,291
                                                          -----------           -----------          -----------
Total depreciation and amortization                       $ 1,364,183           $ 1,666,678          $ 1,681,572
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM
Net income (loss) before extraordinary
  item for reportable segments                            $(2,331,504)          $   366,834          $   217,177
Net income (loss) before extraordinary
  item for partnership                                      6,822,212            (1,416,751)          (1,613,068)
Eliminations                                                  547,773               491,239              610,039
                                                          -----------           -----------          -----------
Total net income (loss) before
  extraordinary item                                      $ 5,038,481           $  (558,678)         $  (785,852)
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT
Total extraordinary item for
 reportable segments                                      $  (597,188)          $   (49,346)         $   (50,118)
Extraordinary item for partnership                           (445,250)              --                    --
                                                          -----------           -----------          -----------
Total extraordinary item-early
 extinguishment of debt                                   $(1,042,438)          $   (49,346)         $   (50,118)
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

TOTAL NET INCOME (LOSS)                                   $ 3,996,043           $  (608,024)         $  (835,970)
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

LAND, BUILDINGS AND AMENITIES
Total land, buildings and amenities
 for reportable segments                                  $14,831,582           $23,750,773          $24,972,650
Partnership level                                              16,407               --                   --
                                                          -----------           -----------          -----------
Total land, buildings and amenities,
 net                                                      $14,847,989           $23,750,773          $24,972,650
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

TOTAL EXPENDITURES

Total expenditures for land, buildings and amenities for
  reportable segments                                     $   466,535           $   431,992          $   310,458

Expenditures for land, buildings and amenities for
partnership level                                              16,407                --                    --
                                                          -----------           -----------          -----------
Total expenditures for land, buildings and amenities      $   482,942           $   431,992          $   310,458
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------
LIABILITIES
Total liabilities for reportable segments                 $11,923,268           $16,531,605          $16,968,282
Liabilities for partnership                                   (73,669)            5,807,698            6,384,355
                                                          -----------           -----------          -----------
Total liabilities                                         $11,849,599           $22,339,303          $23,352,637
                                                          -----------           -----------          -----------
                                                          -----------           -----------          -----------

15. SUBSEQUENT EVENTS

    On March 15, 1999, a portion of the proceeds from the sale of the University Business Center Properties were used to make a special cash distribution of $37.50 per limited partnership unit totaling $1,252,275.

    On March 17, 1999, NTS-Properties V sold a portion of the University Phase III vacant land to Orange County Florida for $216,648. Pursuant to a contract executed on September 8, 1998, Silver City Properties, Ltd. ("the Purchaser") will receive net condemnation proceeds of $145,824 at the closing of the Phase III vacant land, less any amount received directly by the Purchaser from the condemnation. See Note 13 for details of the contract for the sale of the Phase III vacant land.

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

The partners of NTS-Properties Associates V are as follows:

J. D. NICHOLS

Mr. Nichols (age 57) is the managing General Partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS CAPITAL CORPORATION

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard
L. Good and Brian F. Lavin.

RICHARD L. GOOD

Mr. Good (age 59), Vice Chairman of NTS Corporation and NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm Nashville, Tennessee.

BRIAN F. LAVIN

Mr. Lavin (age 45) President of NTS Corporation and NTS Development Company joined the Manager in June 1998. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firm's expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS Development Company provides certain other services to the Partnership. See Note 11 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1998, 1997 and 1996.

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

       Oceanridge Investments, Ltd.
       6110 North Ocean Blvd, #37
       Boynton Beach , Florida 33435                   2,632 Units (7.89%)

       Oceanridge Investments, Ltd. is a limited partnership controlled by members of the family of Mr. J. D. Nichols, a general partner of the General Partner of the Partnership.

       ORIG, LLC
       10172 Linn Station Road
       Louisville, Kentucky 40223                      1,858 Units (5.56%)

       ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols and Brian F. Lavin, Chairman and President of NTS Capital Corporation, a general partner of NTS Properties Associates V, the general partner of the partnership.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement with the Partnership, property management fees of $332,161 (1998), $352,933 (1997) and $342,292 (1996) were paid to NTS
Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $29,004 and $25,763 as a repair and maintenance fee during the years ended December 31, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                              1998             1997             1996
                                                            --------         --------         --------
              Leasing agents                                $254,266         $216,100         $242,890
              Administrative                                 184,283          279,933          236,800
              Property manager                               324,439          353,002          313,048
              Other                                           22,230            5,752           28,846
                                                            --------         --------         --------
                                                            $785,218         $854,787         $821,584
                                                            --------         --------         --------
                                                            --------         --------         --------

There were no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1998, 1997 and 1996 together with the report of Arthur Andersen LLP, dated March 12, 1999, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                             Page No.
                                                             ---------------
        III-Real Estate and Accumulated Depreciation              48-50

        All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                                Page No.
        -----------                                            ----------------
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

4.       Reports on Form 8-K

        Form 8-K was filed October 9, 1998 to report in Item 2 that the Partnership and Lakeshore/University II Joint Venture, an affiliate of the General Partner of the Partnership, had sold University Business Center Phase I and II.

        Form 8-K/A was filed December 8, 1998 to amend under Item 7 the Form 8-K that was filed October 9, 1998. The filing included the September 30, 1998 Proforma Balance Sheet and Statements of Operation for the nine months ended September 30, 1998 and for the year ended December 31, 1997.

        Form 8-K/A was filed December 17, 1998 to amend the financial statements that were filed December 8, 1998.

                                NTS-PROPERTIES V,

                         A MARYLAND LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998

                                                            Commonwealth                               Lakeshore
                                                              Business           The Willows            Business
                                                               Center            of Plainview            Center
                                                              Phase II             Phase II              Phase I
                                                            -------------        -------------         ----------
Encumbrances                                                                          (A)                  (A)

Initial cost to partnership:
  Land                                                         $ 946,039          $ 1,604,739          $ 2,250,741
  Buildings and improvements                                   1,574,747            5,654,188            3,592,918
Cost capitalized subsequent to
 acquisition
  Improvements                                                 2,174,294              171,084            3,044,071
  Other (B)                                                       --                   --               (1,351,170)
Gross amount at which carried December 31, 1998:
  Land                                                       $ 1,001,187          $ 1,625,686          $ 1,858,583
  Buildings and improvements                                   3,693,893            5,804,325            5,677,977
                                                             -----------          -----------          -----------
  Total                                                      $ 4,695,080          $ 7,430,011          $ 7,536,560
                                                             -----------          -----------          -----------
                                                             -----------          -----------          -----------

Accumulated depreciation                                     $ 2,719,157          $ 3,563,607          $ 3,768,530
                                                             -----------          -----------          -----------
                                                             -----------          -----------          -----------
Date of construction
Date Acquired
Life at which depreciation in                                    (C)                  (C)                  (C)
 latest income statement is
 computed

(A)     First mortgage held by an insurance company.

(B) Represents NTS-Properties V's decreased interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                                NTS-PROPERTIES V,

                         A MARYLAND LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998


                                                               Lakeshore
                                                               Business
                                                                Center                 Total
                                                               Phase II             Pages 48-49
                                                              -----------           -----------
Encumbrances                                                     (A)

Initial cost to partnership:
  Land                                                        $ 2,554,955           $ 7,356,474
  Buildings and improvements                                    5,849,946            16,671,799
Cost capitalized subsequent to
 acquisition
  Improvements                                                    173,363             5,562,812
  Other (B)                                                        --                (1,351,170)
Gross amount at which carried December 31, 1998 (C):
  Land                                                        $ 2,554,955           $ 7,040,411
  Buildings and improvements                                    6,023,309            21,199,504
                                                              -----------           -----------

  Total (E)                                                   $ 8,578,264           $28,239,915
                                                              -----------           -----------
                                                              -----------           -----------

Accumulated depreciation                                      $ 3,357,033           $13,408,327
                                                              -----------           -----------
                                                              -----------           -----------

Date of construction                                              N/A
Date Acquired                                                    01/95
Life at which depreciation in
 latest income statement is
 computed                                                         (D)

(A)     First mortgage held by an insurance company.

(B) Represents NTS-Properties V's increased interest in University Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

(C)     Aggregate cost of real estate for tax purposes is $27,526,096.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

(E)     Total Gross Cost at December 31,1998                        $28,239,915

        Additions to the Partnership
        For Computer software and
        Hardware in 1998                                                 16,401
                                                                   ------------

        Balance at December 31, 1998                                 28,256,316

        Less Accumulated depreciation                               (13,408,327)
                                                                   ------------
        Land, buildings and amenities,
        net at December 31, 1998                                   $ 14,847,989
                                                                   ------------
                                                                   ------------

                                NTS-PROPERTIES V,

                         A MARYLAND LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         Real                Accumulated
                                                                        Estate              Depreciation
                                                                      ------------          ------------
Balances at December 31, 1995                                         $ 42,388,287          $ 16,238,331

Additions during period:
 Improvements (a)                                                          297,035                    --
 Depreciation (b)                                                               --             1,474,241
Deductions during period:
 Retirements                                                               (89,807)              (89,707)
                                                                      ------------          ------------

Balances at December 31, 1996                                           42,595,515            17,622,865

 Additions during period:
 Improvements (a)                                                          252,121                    --
 Depreciation (b)                                                               --             1,473,905

Deductions during period:
 Retirements                                                               (71,288)              (71,195)
                                                                      ------------          ------------

Balances at December 31, 1997                                           42,776,348            19,025,575

 Additions during period:
 Improvements (a)                                                          474,474                    --
 Depreciation (b)                                                               --               812,939

Deductions during period:
 Retirements (c)                                                       (14,994,506)           (6,430,187)
                                                                      ------------          ------------

Balances at December 31, 1998                                         $ 28,256,316          $ 13,408,327
                                                                      ------------          ------------
                                                                      ------------          ------------

(a) The additions to improvements on this schedule will differ from the additions to land, buildings, amenities and construction in progress on the Statements of Cash Flows primarily due to the fact that changes in accounts payable construction are not included in the real estate balance above.

(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.

(c) Result of Sale of University Business Center Phases I and II on October 6, 1998.

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

                      NTS-PROPERTIES V, A MARYLAND LIMITED
                      PARTNERSHIP
                                  (Registrant)

                      BY:   NTS-Properties Associates V,
                            General Partner
                            BY: NTS Capital Corporation,
                                 General Partner

                              /s/ Brian F. Lavin
                              -----------------------------
                                  Brian F. Lavin
                                  President



Date: April 15, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

               Signature                            Title
               ---------                            ------
/s/ J. D. Nichols
-----------------------------------                  General Partner of NTS-Properties
J. D. Nichols                                        Associates V and Chairman of the
                                                     Board and Sole Director of
                                                     NTS Capital Corporation

/s/ Richard L. Good
-----------------------------------                  Vice Chairman of NTS Capital Corporation
Richard L. Good


/s/ Brian F. Lavin                                   President and Chief Operating Officer
-----------------------------------                  (acting as Chief Financial Officer)
Brian F. Lavin


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.