Form 10-Q
period 1999-03-31
NTS PROPERTIES V
filed 1999-05-20
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                               --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------           ---------------

Commission File Number                        0-13400
                       ---------------------------------------------

               NTS-PROPERTIES V, a Maryland Limited Partnership
               ------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     61-1051452
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                   40223
    --------------------                                   -----
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number,
including area code                                    (502) 426-4800
                                                     ------------------

                               Not Applicable
                               --------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES  X         NO
                                                           ------        ------

Exhibit Index: See page 19
Total Pages: 20

                                TABLE OF CONTENTS
                                -----------------


                                                                          Pages
                                                                          -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of March 31, 1999 and December 31, 1998                      3

            Statements of Operations
              For the three months ended March 31, 1999 and 1998              4

            Statements of Cash Flows
              For the three months ended March 31, 1999 and 1998              5

            Notes To Financial Statements                                  6-10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11-18


                                     PART II

1.     Legal Proceedings                                                     19
2.     Changes in Securities                                                 19
3.     Defaults upon Senior Securities                                       19
4.     Submission of Matters to a Vote of Security Holders                   19
5.     Other Information                                                     19
6.     Exhibits and Reports on Form 8-K                                      19

Signatures                                                                   20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                              As of                 As of
                                         March 31, 1999       December 31, 1998*
                                         --------------       ------------------
ASSETS
------
Cash and equivalents                     $  3,419,294          $  4,543,666
Cash and equivalents - restricted             155,137               208,682
Accounts receivable, net of allowance
 for doubtful accounts of $4,678
 for 1999 and 1998                            120,918                77,560
Land, buildings and amenities, net         14,719,958            14,847,989
Asset held for development or sale          1,737,219             1,953,868
Other assets                                  474,753               409,580
                                          ------------          -----------

                                         $ 20,627,279          $ 22,041,345
                                          ============          ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable               $ 11,278,515          $ 11,450,225
Accounts payable - operations                 214,664               116,056
Accounts payable - construction                28,446                47,150
Distribution payable                           12,649                  --
Security deposits                             132,785               124,309
Other liabilities                             186,045               111,897
                                          ------------          -----------

                                           11,853,104            11,849,637

Commitments and Contingencies (Note 10)

Partners' equity                            8,774,175            10,191,708
                                          ------------          -----------

                                         $ 20,627,279          $ 22,041,345
                                          ============          ===========

                                   Limited           General
                                   Partners          Partner           Total
                                   --------          -------           -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                  $ 30,582,037      $       100     $ 30,582,137
Net income (loss) - prior years    (4,598,435)          67,349       (4,531,086)
Net loss - current year               (29,313)            (296)         (29,609)
Cash distributions declared to
 date                             (16,641,480)        (168,177)     (16,809,657)
Repurchase of limited
 partnership Units                   (437,610)            --           (437,610)
                                  ------------      -----------     ------------

Balances at March 31, 1999       $  8,875,199      $  (101,024)    $  8,774,175
                                  ============      ===========      ===========

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 15, 1999.

                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                   Three Months Ended
                                                        March 31,
                                                        ---------
                                                 1999                  1998
                                              -----------          -----------
Revenues:
 Rental income                                $  935,185           $ 1,587,372
 Interest and other income                        50,048                11,003
                                               ----------            ----------

                                                 985,233             1,598,375
Expenses:
 Operating expenses                              208,661               298,304
 Operating expenses - affiliated                 133,756               134,987
 Write-off of unamortized building costs           9,833                  --
 Amortization of capitalized leasing costs         3,323                 3,703
 Interest expense                                220,531               429,816
 Management fees                                  52,367                93,623
 Real estate taxes                                93,050               145,457
 Professional and administrative expenses         50,414                29,170
 Professional and administrative expenses -
  affiliated                                      46,150                57,093
 Depreciation and amortization                   196,757               418,335
                                               ----------            ----------

                                               1,014,842             1,610,488
                                               ----------            ----------

Net loss                                      $  (29,609)           $  (12,113)
                                               ==========            ==========

Net loss allocated to the limited partners
                                              $  (29,313)           $  (11,992)
                                               ==========            ==========

Net loss per limited partnership unit         $     (.87)           $     (.34)
                                               ==========            ==========

Weighted average number of limited
 partnership units                                33,674                35,136
                                               ==========            ==========

                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                 1999                   1998
                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $   (29,609)           $   (12,113)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Provision for doubtful accounts                  4,678                   --
  Write-off of unamortized building costs          9,833                   --
  Amortization of capitalized leasing costs        3,323                  3,703
  Depreciation and amortization                  196,757                418,335
  Changes in assets and liabilities:
   Cash and equivalents - restricted             (69,455)              (131,940)
   Accounts receivable                           (48,036)               (99,578)
   Other assets                                  (72,446)                (7,497)
   Accounts payable - operations                  98,608                 73,755
   Security deposits                               8,476                 (5,270)
   Other liabilities                              74,147                182,926
                                              -----------            -----------

  Net cash provided by operating activities      176,276                422,321
                                              -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities       (93,311)               (87,766)
Proceeds from sale of asset                      216,649                   --
                                              -----------            -----------

  Net cash provided by (used in) investing
   activities                                    123,338                (87,766)
                                              -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note payable              --                  200,000
Principal payments on mortgages and note
 payable                                        (171,710)              (287,524)
Decrease in loan costs                              --                   11,474
Cash distribution                             (1,264,925)                  --
Distribution payable                              12,649                   --
Repurchase of Limited Partnership Units         (123,000)                  --
Cash and equivalents - restricted                123,000                (30,000)
                                              -----------            -----------

  Net cash used in financing activities       (1,423,986)              (106,050)
                                              -----------            -----------

  Net increase (decrease) in cash and
   equivalents                                (1,124,372)               228,505

CASH AND EQUIVALENTS, beginning of period      4,543,666                473,362
                                              -----------            -----------

CASH AND EQUIVALENTS, end of period          $ 3,419,294            $   701,867
                                              ===========            ===========

Interest paid on a cash basis                $   221,821            $   429,509
                                              ===========            ===========

                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 15, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1999 and 1998.

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

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties V owns and operates or has a joint venture investment in commercial properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space. The Partnership also has a joint venture investment in a residential property in Louisville, Kentucky. The apartment unit is generally the principal residence of the tenant.

3.     Cash and Equivalents - Restricted
       ---------------------------------

       Cash and equivalents - restricted represents 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements and 3) funds reserved by the Partnership for the repurchase of limited partnership Units(December 31, 1998 balance only).

4.     Interest Repurchase Reserve
       ---------------------------

       Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996.During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the Reserve. For the three months ending March 31, 1999, the Partnership funded $123,000 to the Reserve. Through March 31, 1999, the Partnership has repurchased a total of 2,482 Units for $400,830 at a price ranging from $135 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves.The balance in the Reserve at March 31, 1999 was $0.

5.     Tender Offer
       ------------

       On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The

       ------------------------

       offer stated that the Partnership would purchase the first 600 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. Units acquired by the Partnership were retired. Units acquired by ORIG, LLC are held by it. The General Partner, NTS-Properties Associates V, did not participate in the Tender Offer. The Tender Offer expired on January 11, 1999 at which time 2,458 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 1,858 Units at a cost of $380,890.

6.     Mortgages and Note Payable
       --------------------------

       Mortgages and note payable consist of the following:


                                                     March 31,      December 31,
                                                       1999             1998
                                                       ----             ----
       Mortgage payable with an insurance company,
       bearing interest at a fixed rate of
       8.125%, due August 1, 2008,
       secured by land and building               $  3,580,216     $  3,642,952

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building                  3,327,669        3,385,979

       Mortgage payable with an insurance company,
       bearing interest at a fixed rate of
       7.2% due January 5, 2013, secured by land,
       buildings and amenities                       2,736,357        2,768,077

       Mortgage payable with an insurance company,
       bearing interest at a fixed
       rate of 7.2% due January 5, 2013,
       secured by land, buildings and amenities      1,634,273        1,653,217

                                                  $ 11,278,515     $ 11,450,225
                                                   ===========      ===========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $11,500,000.

7.     Basis of Property
       -----------------

       Statement of Financial Accounting Standards(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.
       Application of this standard during the period ended March 31, 1999 and 1998 did not result in an impairment loss.

8.    Related Party Transactions
      --------------------------

      Pursuant to an agreement with the Partnership, property management fees of $52,367 and $93,623 for the three months ended March 31, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,221 and $16,390 as a repair and maintenance fee during the three months ended March 31, 1999 and 1998, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                            1999                   1998
                                         ---------              ---------
         Administrative                  $  55,524              $  70,471
         Leasing                            68,600                 35,262
         Property manager                   73,288                 88,590
         Other                              10,049                  3,217
                                          --------               --------
                                         $ 207,461              $ 197,540
                                          ========               ========

9.    Sale of Asset Held for Sale or Development
      ------------------------------------------

      On March 17, 1999, NTS-Properties V sold a portion of the University Phase III vacant land to Orange County Florida for $216,648. Pursuant to a contract executed on September 8, 1998, Silver City Properties, Ltd. ("the Purchaser") will receive net condemnation proceeds of $145,824 at the closing of the Phase III vacant land, less any amount received directly by the Purchaser from the condemnation. See Note 10 for details of the contract for the sale of the Phase III vacant land.

10.   Commitments and Contingencies
      -----------------------------

      On September 8, 1998, NTS-Properties V entered into a contract with Silver City Properties, Ltd. ("the Purchaser") for the sale of University Phase III vacant land for $801,000. The contract provides the Purchaser with the option to defer closing of the purchase of the Phase III vacant land until the 18th month anniversary (April 2000) of the closing on the University Phase I and II properties (Phase III Deferral Period). During the Phase III deferral period the purchaser will have the right to use the parking area and other improvements on the Phase III Property. Also during this period, the Purchaser will be responsible for maintaining and shall bear Seller's share of the cost of all maintenance and repairs necessary to keep the Phase III property in good repair and condition from and after Closing of the purchase of Phase I Property and Phase II Property, and for Seller's portion of all real property taxes and assessments applicable to the Phase III property accruing from and after Closing of the purchase of the Phase I Property and Phase II Property (October 1998).

11.   Segment Reporting
      -----------------

      The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to an apartment

      -----------------------------

      complex known as the Willows of Plainview Phase II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phase I and II. Commercial operations for the period ending March 31, 1998 include University Business Centers Phases I and II which were sold October 6, 1998.

      The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                                      Three Months ended March 31, 1999

                               Residential         Commercial           Total
                               -----------         ----------           -----

Rental Income                  $   317,957         $   617,228       $   935,185
Other Income                         1,695              21,622            23,317
                                ----------          ----------        ----------

Total Net Revenues                 319,652             638,850           958,502

Operating Expenses                 108,553             233,864           342,417
Write-off of Unamortized
 Building Improvements               9,833                --               9,833
Amortization of Capitalized
 Leasing Costs                        --                 3,323             3,323
Interest Expense                    78,572             141,959           220,531
Management Fees                     16,189              36,178            52,367
Real Estate Taxes                   13,028              73,638            86,666
Depreciation Expense                47,680             137,872           185,552
                                ----------          ----------        ----------

Net Income (Loss)              $    45,797         $    12,016       $    57,813
                                ==========          ==========        ==========

                                      Three Months ended March 31, 1998

                               Residential         Commercial           Total
                               -----------         ----------           -----
Rental Income                  $   293,181         $ 1,294,191(1)    $ 1,587,372
Other Income                         1,603               5,491             7,094
                                ----------          ----------        ----------

Total Net Revenues                 294,784           1,299,682         1,594,466

Operating Expenses                 112,478             320,811(2)        433,289
Amortization of Capitalized
 Leasing Costs                        --                 3,703             3,703
Interest Expense                    87,243             226,574           313,817
Management Fees                     14,748              78,875            93,623
Real Estate Taxes                   13,091             125,707           138,798
Depreciation Expense                45,907             319,642           365,549
                                ----------          ----------        ----------

Net Income (Loss)              $    21,317         $   224,370       $   245,687
                                ==========          ==========        ==========

(1) 1998 rental income includes $391,590 and $140,030 revenues from University Phase I and II respectively.

(2) 1998 Operating expenses include $68,755 and $29,042 expense for University Phase I and II respectively.

---------------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                 1999                   1998
                                                 ----                   ----
NET REVENUES
------------
 Total revenues for reportable segments     $   958,502            $ 1,594,466
 Other income for partnership                    59,477                 20,962
 Eliminations                                   (32,746)               (17,053)
                                             -----------            -----------

Total consolidated net revenues             $   985,233            $ 1,598,375
                                             ===========            ===========

INTEREST EXPENSE
----------------
 Total interest expense for reportable
  segments                                  $   220,531            $   313,817
 Interest expense for partnership                  --                  115,999
 Eliminations                                      --                     --
                                             -----------            -----------

Total interest expense                      $   220,531            $   429,816
                                             ===========            ===========

REAL ESTATE TAXES
-----------------
 Total real estate taxes for reportable
  segments                                  $    86,666            $   138,798
 Real estate taxes for Partnership                6,384                  6,659
 Eliminations                                      --                     --
                                             -----------            -----------

Total real estate tax expense               $    93,050            $   145,457
                                             ===========            ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
 Total depreciation and amortization
  for reportable segments                   $   185,552            $   365,549
 Depreciation and amortization for
  partnership                                     3,459                 49,715
 Eliminations                                     7,746                  3,071
                                             -----------            -----------

Total depreciation and amortization         $   196,757            $   418,335
                                             ===========            ===========

NET INCOME (LOSS)
-----------------
 Total net income (loss) for reportable
  segments                                  $    57,813            $   245,687
 Net income (loss) for partnership              (46,930)              (237,674)
 Eliminations                                   (40,492)               (20,126)
                                             -----------            -----------

Total net income (loss)                     $   (29,609)           $   (12,113)
                                             ===========            ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Managements Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                 1999 (1)               1998
                                                 ----                   ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II (2)         79%                    96%

University Business Center Phase I (3)          N/A (3)                 100%

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV (Ownership
---------------------------------
% at March 31, 1999)
--------------------

The Willows of Plainview Phase II (90%)           99%                    85%

Properties Owned Through Lakeshore/
-----------------------------------
University II Joint Venture (L/U II
-----------------------------------
Joint Venture) (Ownership % at March
------------------------------------
31, 1999)
---------

Lakeshore Business Center Phase I (69%)(2)        72%                    94%
Lakeshore Business Center Phase II (69%)(2)       85%                   100%
University Business Center Phase II(69%)(3)     N/A (3)                  99%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Represents ownership percentage as of March 31, 1998. On October 6, 1998, University Business Center Phases I and II were sold.

Average occupancy levels at the Partnership's properties during the three months ended March 31, were as follows:


                                                  1999                  1998
                                               ---------             ----------
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II (1)         79%                   86%

University Business Center I (2)                N/A (2)                100%

                                                  1999                  1998
                                               ---------             ----------
Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at March
---------------------------------------
31, 1999)
---------

The Willows of Plainview Phase II (90%)           94%                   86%

Property Owned Through Lakeshore/
---------------------------------
University II Joint Venture (L/U II
-----------------------------------
Joint Venture) (Ownership % at March
------------------------------------
31, 1999)
---------

Lakeshore Business Center Phase I (69%) (1)       79%                   94%
Lakeshore Business Center Phase II (69%) (1)      85%                  100%
University Business Center Phase II (69%) (2)   N/A (2)                 99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Represents ownership percentage as of March 31, 1998. On October 6, 1998, University Business Center Phases I and II were sold.

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1999 and 1998 was as follows:


                                                 1999                 1998
                                              ---------             ---------
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II         $ 149,091             $ 160,570

University Business Center I                    N/A (1)             $ 392,276

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at March
---------------------------------------
31, 1999)
---------

The Willows of Plainview Phase II (90%)       $ 319,652             $ 294,784

Property Owned Through Lakeshore/
---------------------------------
University II Joint Venture (L/U II
-----------------------------------
Joint Venture) (Ownership % at March
------------------------------------
31, 1999)
---------

Lakeshore Business Center Phase I (69%)       $ 241,076            $ 321,803
Lakeshore Business Center Phase II (69%)      $ 230,965            $ 284,799
University Business Center Phase II (69%)(2)    N/A (1)            $ 140,422

(1) University Business Center Phases I and II were sold October 6, 1998 therefore there were no revenues generated for these properties for the three months ended March 31, 1999.

(2)    Ownership percentage at March 31, 1998.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending March 31, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $650,000 or 41% in 1999. The decrease is due primarily to the sale of University Business Center Phases I and II in October 1998. Approximately $392,000 and $140,000 of revenues from University Business Center Phase I and II, respectively were generated during the three months ended March 31, 1998. Also contributing to the decrease are decreases in average occupancy and common area maintenance income at Commonwealth Business Center Phase II and Lakeshore Business Center Phase I and II and decreased lease buyout income at Lakeshore Business Center Phase I.

Interest and other income includes interest income earned from short term investments made by the Partnership with cash reserves. Interest income increased approximately $39,000 or 355% in 1999 as a result of an increase in cash reserves available for investment due to proceeds from the sale of University Business Center Phases I and II.

Operating expenses decreased approximately $89,600 or 30% in 1999 due primarily to the sale of University Business Center Phase I and II in October 1998. The decrease is partially offset by increased property maintenance fees and signage expense at Lakeshore Business Center Phase II.

The 1999 Write-off of unamortized building costs is due to the retirement of building costs at The Willows of Plainview Phase II which were not fully depreciated.

Interest expense decreased approximately $209,000 or 49% in 1999 as a result of the reduction in debt from the sale of University Business Center Phases I and II and from regular principal payments.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The 44% decrease in management fees in 1999 is primarily due to the sale of University Business Center Phases I and II in October 1998.

Real estate taxes decreased approximately $52,000 or 36% in 1999 as a result of the sale of University Business Center Phases I and II in October 1998.

Professional and administrative expenses increased approximately $21,200 or 73% in 1999 primarily as a result of increased legal fees relating to the Tender Offer discussed in Note 5.

Professional and administrative expenses - affiliated decreased approximately $11,000 or 19% in 1999 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased approximately $222,000 or 53% in 1999. The decrease is the result of the sale of University Business Center Phases I and II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $27,526,096.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is typically derived from operating activities. Cash flows provided by investing activities in 1999 are the result of the sale of a portion of the University Phase III land (see Item 1 for discussion of the sale). Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by financing activities are from debt fundings. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable, repurchases of limited Partnership Units and funds reserved by the Partnership for the repurchase of limited Partnership Units through the Tender Offer or the Interest Repurchase Reserve. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows.

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and II. In addition, demand will increase due to the intention of the Partnership to make a capital contribution to the L/U II Joint Venture for Lakeshore III construction costs. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flow provided by (used in):

                                        1999                    1998
                                        ----                    ----
Operating activities               $    176,276             $    422,321
Investing activities                    123,338                  (87,766)
Financing activities                 (1,423,986)                (106,050)
                                    ------------              -----------
Net increase (decrease) in
 cash and equivalents              $ (1,124,372)            $    228,505
                                    ============              ==========


Net cash provided by operating activities decreased approximately $246,000 or 58% in 1999. The decrease was primarily driven by a decrease from operations as a result of the sale of University Business Center Phases I and II in October 1998.

Net cash provided by (used in) investing activities totaled $123,338 and $(87,766) in 1999 and 1998 respectively. The increase in investing activities in 1999 was primarily the result of the sale of a portion of the University Phase III land (see Note 9).

Net cash used in financing activities totaled $1,423,986 and $106,050 in 1999 and 1998 respectively. The increase in net cash used in financing activities in 1999 was primarily the result of a $1,252,000 cash distribution paid to the Limited Partners in March 1999.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1999. No distributions were made during the three months ended March 31, 1998. These were funded by cash flow derived from operating activities.



                                                    Cash
                            Net Income          Distributions         Return of
                        (Loss) Allocated           Declared            Capital
                        ----------------           --------            -------
Limited Partners:
        1999               $ (29,313)           $ 1,252,275        $ 1,252,275
        1998                    --                     --                 --
General Partners:
        1999               $    (296)           $    12,649        $    12,649
        1998                    --                     --                 --

The Partnership has no material commitments for renovations or capital improvements as of March 31, 1999. See below for discussion regarding the intention of the Partnership to make a capital contribution to the L/U II Joint Venture for the construction of Lakeshore Business Center Phase III.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the reserve. For the three months ended March 31, 1999, the Partnership funded $123,000 to the Reserve. Through March 31, 1999, the Partnership has repurchased a total of 2,482 Units for $400,830 at a price ranging from $135 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at March 31, 1999 was $0.

On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The offer stated that the Partnership would purchase the first 600 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. Units acquired by the Partnership were retired. Units acquired by ORIG, LLC are held by it. The General Partner, NTS-Properties Associates V, did not participate in the Tender Offer. The Tender Offer expired January 11, 1999, at which time 2,458 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 1,858 Units at a cost of $380,890.

The Partnership is planning a second Tender Offer during the second quarter of 1999. The Offer will be to purchase up to 1,000 of the Partnership's limited Partnership Units at a price of $167.50 per Unit. Although the Partnership believes that this price is appropriate, the price of $167.50 per Unit may not equate to the fair market value or the liquidation value of the Unit. Neither the General Partner, NTS Properties Associates V, nor any of the partners, members, affiliates or associates of the Partnership intend to participate in the Offer. Further information regarding the proposed Tender Offer, such as the duration of the Offer, will be available at a later date.

The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1999 in the asset held for sale is $1,152,868. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of the portion of this land and plans for the construction of Lakeshore Business Center Phase III.

As of March 31, 1999, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. Subsequent to March 31, 1999, the re-zoning has not yet been granted and per the contract, the purchaser has elected to postpone the closing. At its option, the purchaser may postpone the Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has a 69% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

As of March 31, 1999 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from the Partnership and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. NTS-Properties Plus and NTS- Properties IV, which currently have a 12% and 18% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. NTS-Properties Plus and NTS-Properties IV have agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

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

Year 2000
---------

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

The few remaining systems not addressed by these conversions are being modified by the company's in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $50,000 during 1999. Costs incurred through December 31, 1998 were approximately $10,000. These costs include primarily hardware and software.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate.

Cautionary Statements
---------------------

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

PART II.  OTHER INFORMATION

3.     Defaults upon Senior Securities
       -------------------------------

       None

6.     Exhibits and Reports on Form 8-K
       --------------------------------

          (a)  Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 None.

Items 1, 2, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties V has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PROPERTIES V, a Maryland Limited
                                             --------------------------------
                                               Partnership
                                               -----------
                                                    (Registrant)


                                     By:     NTS-Properties Associates V,
                                             General Partner
                                             By:   NTS Capital Corporation,
                                                   General Partner


                                                   -----------------------------
                                                   Brian F. Lavin
                                                   President and Chief Operating
                                                   Officer of NTS Capital
                                                   Corporation(acting Chief
                                                   Financial Officer)



Date:    May 20, 1999
        ---------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties V has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NTS-PROPERTIES V, a Maryland Limited
                                          ------------------------------------
                                            Partnership
                                            -----------
                                                     (Registrant)


                                     By:     NTS-Properties Associates V,
                                             General Partner
                                             By:   NTS Capital Corporation,
                                                   General Partner


                                                   /s/ Brian F. Lavin
                                                   ------------------
                                                   Brian F. Lavin
                                                   President and Chief Operating
                                                   Officer of NTS Capital
                                                   Corporation(acting Chief
                                                   Financial Officer)




Date:    May 20, 1999
       ---------------