Form 10-Q
period 1999-06-30
NTS PROPERTIES V
filed 1999-08-16
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                              --------------------------------------------------

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------    ----------------------------

Commission File Number                        0-13400
                      ----------------------------------------------------------

               NTS-PROPERTIES V, a Maryland Limited Partnership
              --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     61-1051452
--------------------------------          --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                  40223
---------------------------------         --------------------------------------
(Address of principal executive                         (Zip Code)
offices)

Registrant's telephone number,
including area code                                  (502) 426-4800
----------------------------------        --------------------------------------

                               Not Applicable
               ------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES  X     NO
                                                             -----      -----
Exhibit Index: See page 21
Total Pages: 22

                                TABLE OF CONTENTS
                                -----------------

                                                                         Pages
                                                                         -----

                                     PART I

Item 1.     Financial Statements

           Balance Sheets and Statement of Partners' Equity
             As of June 30, 1999 and December 31, 1998                         3

           Statements of Operations
             For the three months and six months ended
             June 30, 1999 and 1998                                            4

           Statements of Cash Flows
             For the six months ended June 30, 1999 and 1998                   5

           Notes To Financial Statements                                    6-12

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           13-19


Item 3.    Quantitative and Qualitative Disclosures About Market Risk         20


                                     PART II

1.     Legal Proceedings                                                      21
2.     Changes in Securities                                                  21
3.     Defaults upon Senior Securities                                        21
4.     Submission of Matters to a Vote of Security Holders                    21
5.     Other Information                                                      21
6.     Exhibits and Reports on Form 8-K                                       21

Signatures                                                                    22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                              As of               As of
                                          June 30,1999       December 31, 1998*
                                          ------------       -------------------
ASSETS
------
Cash and equivalents                      $ 3,200,826          $ 4,543,666
Cash and equivalents - restricted             258,310              208,682
Accounts receivable, net of allowance
 for doubtful accounts of $4,790
 for 1999 and $4,678 for 1998                 130,881               77,560
Land, buildings and amenities, net         14,686,418           14,847,989
Asset held for development or sale          1,737,219            1,953,868
Other assets                                  489,232              409,580
                                          -----------          -----------
                                          $20,502,886          $22,041,345
                                          ===========          ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                $11,110,349          $11,450,225
Accounts payable - operations                 183,884              116,056
Accounts payable - construction                21,073               47,150
Security deposits                             158,071              124,309
Other liabilities                             283,630              111,897
                                          -----------          -----------
                                           11,757,007           11,849,637

Commitments and Contingencies (Note 10)

Partners' equity                            8,745,879           10,191,708
                                          -----------          -----------

                                          $20,502,886          $22,041,345
                                          ===========          ===========

                                   Limited         General
                                   Partners        Partner           Total
                                   --------        -------           -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 30,551,267    $        100    $ 30,551,367
Net income (loss) - prior years     (4,598,435)         67,349      (4,531,086)
Net loss - current year                (26,863)           (272)        (27,135)
Cash distributions declared to
 date                              (16,641,480)       (168,177)    (16,809,657)
Repurchase of limited
 partnership Units                    (437,610)           --          (437,610)
                                   ------------    ------------   -------------

Balances at June 30, 1999          $  8,846,879    $   (101,000)   $  8,745,879
                                   ============    =============  =============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 15, 1999.

                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                            Three Months Ended           Six Months Ended
                                 June 30,                    June 30,
                             1999         1998            1999       1998
                             ------------------          -----------------

Revenues:
  Rental Income           $   959,708   $ 1,655,016   $ 1,880,494    $ 3,242,388
  Interest and
   other income                38,530        10,575        83,025         21,579
                          -----------   -----------    ----------    -----------

                              998,238     1,665,591     1,963,519      3,263,967


Expenses:
  Operating expenses          223,430       283,057       422,637        581,360
  Operating
     expenses - affiliated    104,667       134,508       238,423        269,494
  Write-off of unamortized
    building costs             15,067          --          24,899           --
  Amortization of capitalized
    leasing costs                --           3,701         3,323          7,404
  Interest expense            218,371       419,746       438,902        849,562
  Management fees              55,207        97,268       107,574        190,892
  Real estate taxes            84,701       122,455       167,237        267,913
  Professional and
   administrative expenses     55,339        35,234       105,753         65,013
  Professional and
   administrative
   expenses - affiliated       39,604        52,175        85,754        108,659
  Depreciation and
   amortization               199,396       376,024       396,152        794,359
                          -----------   -----------    ----------    -----------
                              995,782     1,524,168     1,990,654      3,134,656
                          -----------   -----------    ----------    -----------

Net income (loss)         $     2,456   $   141,423   $   (27,135)   $   129,311
                          ===========   ===========   ============   ===========
Net income (loss)
  allocated to the
  limited partner         $     2,431   $   140,009   $   (26,863)   $   128,018
                          ===========   ===========   ============   ===========

Net income (loss) per
  limited partnership
  unit                    $       .07   $      4.04   $     (0.80)   $      3.67
                          ===========   ===========   ============   ===========

Weighted average number
   of limited
   partnership units           33,394        34,624        33,533         34,879
                          ===========   ===========   ============   ===========


                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                       Six Months Ended
                                                            June 30,
                                                        1999         1998
                                                        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $   (27,135)   $    129,311
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Provision for doubtful accounts                         4,790           --
 Write-off of unamortized building costs                24,899           --
 Amortization of capitalized
  building costs                                         3,323          7,404
 Depreciation and amortization                         396,152        794,359
 Changes in assets and liabilities:
   Cash and equivalents - restricted                    (5,128)      (264,927)
   Accounts receivable                                 (58,111)        26,618
   Other assets                                        (90,777)        22,925
   Accounts payable - operations                        67,828         15,079
   Security deposits                                    33,762         19,540
   Other liabilities                                   171,633        312,966
                                                    ----------    -----------

 Net cash provided by operating
   activities                                          521,236      1,063,275
                                                    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                             (34,928)      (269,689)
Accounts payable - construction                        (26,077)          --
                                                    ----------    -----------

 Net cash used in investing activities                 (61,005)      (269,689)
                                                    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increases in mortgages and notes
 payable                                                  --          200,000
Principal payments on mortgages and
 notes payable                                        (339,876)      (594,255)
Decrease in loan costs                                    --           11,485
Cash distributions                                  (1,264,925)          --
Capital contributions                                  (30,770)          --
Repurchase of Limited Partnership
 Units                                                (123,000)      (177,930)
Cash and equivalents - restricted                      (44,500)          --
                                                    ----------    -----------

 Net cash used in financing
  activities                                        (1,803,071)      (560,700)
                                                    ----------    -----------

 Net increase (decrease) in cash and
  equivalents                                       (1,342,840)       232,886

CASH AND EQUIVALENTS, beginning of
  period                                           $ 4,543,666        473,362
                                                    ----------    -----------

CASH AND EQUIVALENTS, end of period                $ 3,200,826    $   706,248
                                                    ==========    ===========

Interest paid on a cash basis                      $   440,180    $   849,255
                                                    ==========    ===========


                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 15, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1999 and 1998.

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

2.    Concentration of Credit Risk
      -----------------------------

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

3.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements and 3) funds reserved by the Partnership for the repurchase of limited partnership Units (December 31, 1998 balance only).

4.    Interest Repurchase Reserve
      ---------------------------

      Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the Reserve. Through October 25, 1998 (the commencement date of the first Tender Offer), the Partnership had repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at June 30, 1999 was $0.

5.    Tender Offers
      -------------

      On June 25, 1999, the Partnership commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $167.50 per Unit. Although the Partnership believes that this price is appropriate, the price of $167.50 per unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. Approximately

      -------------------------

      $192,500 ($167,500 to purchase 1,000 Units plus approximately $25,000 for expenses associated with administering the offer) is required to purchase all 1,000 Units. The offer state that the Partnership will purchase up to the first 1,000 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. Units acquired by the Partnership will be retired. The General Partner, NTS-Properties Associates V, did not participate in the Tender Offer. The Tender Offer will expire on August 31, 1999 unless extended.

      On October 25, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited Partnership Units at a price of $205 per Unit as of the date of the Offering. The expiration date of the Offer was January 11, 1999. A total of 2,458 Units were tendered and all Units tendered were accepted by the Offerors. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890.

6.    Mortgages and Note Payable
      --------------------------

      Mortgages and note payable consist of the following:

                                               June 30,          December 31,
                                                 1999                1998
                                           ---------------     -----------------

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building            $  3,516,198        $  3,642,952

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building               3,268,167           3,385,979


      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of 7.2% due January 5, 2013,
      secured by land, buildings and amenities   2,708,405           2,768,077

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of 7.2% due January 5, 2013,
      secured by land, buildings and amenities   1,617,579           1,653,217
                                               -----------         -----------

                                              $ 11,110,349        $ 11,450,225
                                               ===========         ===========

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $11,300,000.

7.    Basis of Property
      -----------------

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.
      Application of this standard during the periods ended June 30, 1999 and 1998 did not result in an impairment loss.

8.    Related Party Transactions
      --------------------------

      Pursuant to an agreement with the Partnership, property management fees of $55,207 and $97,268 and $107,574 and $190,892 for the three months and six months ended June 30, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $7,701 and $2,115 and $10,922 and $18,505 as a repair and maintenance fee during the three months and six months ended June 30, 1999 and 1998, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                              1999                1998
                                        ---------------     ----------------
           Administrative                  $ 124,492             $ 136,730
           Leasing                           117,956               101,051
           Property manager                  106,050               169,264
           Other                              15,351                 7,656
                                            --------              --------
                                           $ 363,849             $ 414,701
                                            ========              ========

9.    Sale of Asset Held for Sale or Development
      ------------------------------------------

      On March 17, 1999, NTS-Properties V sold a portion of the University Phase III vacant land to Orange County Florida for $216,648. Pursuant to a contract executed on September 8, 1998, Silver City Properties, Ltd. ("the Purchaser") will receive net condemnation proceeds of $145,824 at the closing of the Phase III vacant land, less any amount received directly by the Purchaser from the condemnation. See Note 10 for details of the sale of the Phase III vacant land.

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

11.   Subsequent Events
      -----------------

      On July 1, 1999, Gregory A. Wells was hired as Executive Vice President by NTS Capital Corporation, General Partner of NTS-Properties Associates V, the General Partner of NTS-Properties V. Mr. Wells will serve as the senior Accounting and Financial Officer of NTS Capital Corporation.

      -----------------------------

      On July 1, 1999, NTS-Properties V contributed $1,737,000 to the L/U II Joint Venture. The other partners in the Joint Venture did not make capital contributions at that time. Accordingly, the ownership percentages of the partners in the Joint Venture changed at that time. Effective July 1, 1999, NTS-Properties V's percentage ownership in the joint venture is 79.45%.

      On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405, which was received in cash. The Partnership has a 79.45% interest in the Joint Venture.

      The proceeds from both of the transactions discussed above will be used to fund the construction of Lakeshore Business Center Phase III.

12.   Segment Reporting
      -----------------

      The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to an apartment complex known as the Willows of Plainview Phase II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phase I and II. Commercial operations for the period ending June 30, 1998 include University Business Centers Phases I and II which were sold October 6, 1998.

      The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                     Six Months ended June 30, 1999

                            RESIDENTIAL        COMMERCIAL            TOTAL
                            -----------        ----------            -----

Rental Income               $  619,955       $   1,260,539        $ 1,880,494
Other Income                        --                 239                239
                             ---------         -----------         ----------

Total Net Revenues             619,955           1,260,778          1,880,733
                             =========         ===========         ==========

Operating Expenses             194,784             459,425            654,209
Write-off of Unamortized
  Building Improvements         24,899                  --             24,889
Amortization of Capitalized
  Leasing Costs                     --               3,323              3,323
Interest Expense               157,459             281,443            438,902
Management Fees                 32,947              74,627            107,574
Real Estate Taxes               26,055             126,285            152,340
Depreciation Expense            96,051             277,692            373,743
                             ---------         -----------         ----------

Net Income (Loss)           $   87,760        $    37,983         $   125,743
                             =========         ===========         ==========

     -----------------------------

                                      Six Months ended June 30, 1998

                             RESIDENTIAL           COMMERCIAL            TOTAL
                             -----------           ----------            -----

Rental Income              $   580,771           $  2,661,617        $ 3,242,388
Other Income                     3,306                 11,085             14,391
                             ---------              ---------          ---------

Total Net Revenues             584,077              2,672,702          3,256,779
                             =========              =========          =========


Operating Expenses             229,325                621,529            850,854
Write off of unamortized
  building improvements             --                     --                 --
Amortization of Capitalized
  Leasing Costs                     --                  7,404              7,404
Interest Expense               169,101                447,654            616,755
Management Fees                 29,204                161,688            190,892
Real Estate Taxes               26,464                228,130            254,594
Depreciation Expense            92,121                596,661            688,782
                             ---------              ---------          ---------

Net Income (Loss)          $    37,862            $   609,636        $   647,498
                             =========              =========          =========


                                     Three Months ended June 30, 1999

                             RESIDENTIAL           COMMERCIAL            TOTAL
                             -----------           ----------            -----

Rental Income              $   320,256          $    639,452        $   959,708
Other Income                        --               (17,525)           (17,525)
                             ---------              ---------          ---------

Total Net Revenues             320,256               621,927            942,183
                             =========              =========          =========


Operating Expenses             106,182               215,063            321,245
Write off of unamortized
  building improvements         15,067                    --             15,067
Interest Expense                78,887               139,484            218,371
Management Fees                 16,758                38,449             55,207
Real Estate Taxes               13,028                63,161             76,189
Depreciation Expense            48,371               139,820            188,191
                             ---------              ---------          ---------

Net Income (Loss)          $    41,963                25,950        $    67,913
                             =========              =========          =========

     -----------------------------

                                      Three Months ended June 30, 1998

                             RESIDENTIAL           COMMERCIAL            TOTAL
                             -----------           ----------            -----

Rental Income                $   287,591         $  1,367,612        $ 1,655,203
Other Income                       1,703                5,408              7,111
                               ---------           ----------          ---------
Total Net Revenues           $   289,294         $  1,373,020        $ 1,662,314
                               =========           ==========          =========

Operating Expenses               116,847              300,717            417,564
Write off of unamortized
  building improvements               --                   --                 --
Amortization of Capitalized
  Leasing Costs                       --                3,703              3,703
Interest Expense                  81,858              221,080            302,938
Management Fees                   14,456               82,812             97,268
Real Estate Taxes                 13,373              102,423            115,796
Depreciation Expense              46,215              277,020            323,235
                               ---------           ----------          ---------

Net Income (Loss)            $    16,545          $   385,265        $   401,810
                               =========           ==========          =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and the six months ended June 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                        Six Months Ended
                                                             June 30,
                                                     1999                1998
                                                     ----                ----

NET REVENUES
 Total revenues for reportable segments          $1,880,733         $ 3,256,779
 Other income for partnership                       160,612             189,303
 Eliminations                                       (77,826)           (182,115)
                                                  ---------           ---------
 Total consolidated net revenues                 $1,963,519         $ 3,263,967
                                                  =========           =========

OPERATING EXPENSES
 Total operating expenses for reportable
   segments                                      $  654,209         $   850,854
 Operating expenses for partnership                   6,851                  --
                                                  ---------           ---------
 Total operating expenses                        $  661,060         $   850,854
                                                  =========           =========

INTEREST EXPENSE
 Total interest expense for reportable
   segments                                      $  438,902         $   616,755
 Interest expense for partnership                        --             232,807
                                                  ---------           ---------
 Total interest expense                          $  438,902         $   849,562
                                                  =========           =========

REAL ESTATE TAXES
 Total real estate taxes for reportable
   segments                                      $  152,340         $   254,594
 Real estate taxes for partnership                   14,897              13,319
                                                  ---------           ---------
 Total real estate taxes                         $  167,237         $   267,913
                                                  =========           =========

DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization
   for reportable segments                       $  373,743         $   688,782
 Depreciation and amortization for partnership        6,917              99,431
 Eliminations                                        15,492               6,146
                                                  ---------           ---------
 Total depreciation and amortization             $  396,152         $   794,359
                                                  =========           =========

NET INCOME (LOSS)
 Total net income (loss) for reportable
   segments                                      $  125,743         $   647,498
  Net income (loss) for partnership                 (59,560)           (329,925)
  Eliminations                                      (93,318)           (188,262)
                                                  ---------           ---------
 Total net income (loss)                         $  (27,135)        $   129,311
                                                  =========           =========

    -----------------------------

                                                   Three Months Ended
                                                         June 30,
                                                 1999                1998
                                                 ----                ----

NET REVENUES
 Total revenues for reportable segments       $  942,183           $1,662,314
 Other income for partnership                    101,135              168,340
 Eliminations                                    (45,080)            (165,063)
                                                 -------            ---------
 Total consolidated net revenues              $   98,238           $1,665,591
                                                 =======            =========

OPERATING EXPENSES
 Total operating expenses for reportable
   segments                                   $  321,245           $  417,564
 Operating expenses for partnership                6,852                   --
                                                 -------            ---------
 Total operating expenses                     $  328,097           $  417,564
                                                 =======            =========

INTEREST EXPENSE
 Total interest expense for reportable
   segments                                   $  218,371           $  302,938
 Interest expense for partnership                     --              116,808
                                                 -------            ---------
 Total interest expense                       $  218,371           $  419,746
                                                 =======            =========

REAL ESTATE TAXES
 Total real estate taxes for reportable
   segments                                   $   76,189           $  115,796
 Real estate taxes for partnership                 8,512                6,659
                                                 -------            ---------
 Total real estate taxes                      $   84,701           $  122,455
                                                 =======            =========

DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization for
   reportable segments                        $  188,191           $  323,235
 Depreciation and amortization for
   partnership                                     3,459               49,715
 Eliminations                                      7,746                3,074
                                                 -------            ---------

 Total depreciation and amortization          $  199,396           $  376,024
                                                 =======            =========

NET INCOME (LOSS)
 Total net income (loss) for reportable
   segments                                   $   67,913           $  401,810
  Net income (loss) for partnership              (12,630)             (92,252)
  Eliminations                                   (52,827)            (168,135)
                                                 -------             ---------
 Total net income (loss)                      $    2,456           $  141,423
                                                 =======             =========


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follow.
Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                             1999 (1)                1998
                                             --------                ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II          84%                   77%

University Business Center Phase I (3)         N/A                  100%

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV (Ownership
---------------------------------
% at June 30, 1999)
-------------------

The Willows of Plainview Phase II (90%)         95%                   83%

Properties Owned Through Lakeshore/
-----------------------------------
University II Joint Venture (L/U II
-----------------------------------
Joint Venture) (Ownership % at June
-----------------------------------
30, 1999)
---------

Lakeshore Business Center Phase I (69%)(2)      71%                   94%
Lakeshore Business Center Phase II (69%)(2)     86%                   92%
University Business Center Phase II(69%)(3)     N/A                   90%

---------------------------------

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Represents ownership percentage as of June 30, 1998. On October 6, 1998, University Business Center Phases I and II were sold.

Average occupancy levels at the Partnership's properties during the three months and six months ended June 30, were as follows:

                                            Three Months           Six Months
                                           Ended June 30,         Ended June 30,
                                            1999      1998         1999     1998
                                            ----      ----         ----     ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II         79%       77%        79%       77%

University Business Center Phase I (2)        N/A      100%        N/A      100%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at June
--------------------------------------
30, 1999)
---------

The Willows of Plainview Phase II (90%)       96%       83%        95%       84%

Property Owned Through Lakeshore/
---------------------------------
University II Joint Venture (L/U II
-----------------------------------
Joint Venture) (Ownership % at June
-----------------------------------
30, 1999)
---------

Lakeshore Business Center Phase I (69%)(1)    72%       93%        76%       94%
Lakeshore Business Center Phase II (69%)(1)   86%       95%        85%       97%
University Business Center Phase II (69%)(2)  N/A       90%        N/A       95%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Represents ownership percentage as of June 30, 1998. On October 6, 1998, University Business Center Phases I and II were sold.

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1999 and 1998 was as follows:

                                     Three Months                Six Months
                                     Ended June 30,             Ended June 30,
                                   1999          1998         1999         1998
                                   ----          ----         ----         ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center
   Phase II                        $146,257    $152,890    $295,348     $313,459
University Business Center
   Phase I                          N/A (1)    $389,899     N/A (1)     $782,175


Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at
---------------------------------
June 30, 1999)
--------------

The Willows of Plainview  II (90%) $305,190    $289,293    $595,056     $584,077

Property Owned Through Lakeshore/
---------------------------------
University  II  Joint  Venture
--------------------------------
(L/U II  Joint  Venture)
------------------------
(Ownership % at June 30, 1999)
------------------------------

Lakeshore Business Center
  Phase I (69%)                    $223,024    $255,375    $464,100     $577,177
Lakeshore Business Center
  Phase II (69%)                   $270,173    $377,879    $501,138     $662,678
University Business Center
  Phase II (69%) (2)                N/A (1)    $196,750    N/A (1)      $337,172

(1) University Business Center Phases I and II were sold October 6, 1998 therefore there were no revenues generated for these properties for the three months and six months ended June 30, 1999.

(2) Ownership percentage at June 30, 1998.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending June 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $695,300 or 42% and $1,361,900 or 42% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. The decrease is due primarily to the sale of University Business Center Phases I and University Business Center Phase II in October 1998. Approximately $390,000 and $782,000 of revenues from University Business Center Phase I and $197,000 and $337,000 from University Business Center Phase II, respectively, were generated during the three months and six months ended June 30, 1998. Also contributing to the decreases are decreases in average occupancy and common area maintenance income at Lakeshore Business Center Phase I and II.

Interest and other income includes interest income earned from short term investments made by the Partnership with cash reserves. Interest income increased approximately $28,000 and $61,400 for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 as a result of an increase in cash reserves available for investment due to proceeds from the sale of University Business Center Phases I and II.

Operating expenses decreased approximately $59,300 or 21% and $158,400 or 27% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 due primarily to the sale of University Business Center Phase I and II in October 1998. The decrease is partially offset by increased property maintenance fees and signage expense at Lakeshore Business Center Phase II.

Operating expenses - affiliated decreased $29,800 or 29% and $31,100 or 13% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. These decreases are primarily due to the sale of University Business Center Phases I and II, offset by slightly higher leasing and property management expenses at Commonwealth Business Center Phase II and Lakeshore

---------------------------------

Business Center Phases I and II. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

The 1999 Write-off of unamortized building costs is due to the disposition of property at The Willows of Plainview Phase II which was not fully depreciated.

Interest expense decreased approximately $201,400 or 48% and $410,700 or 48% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 as a result of the reduction in debt from the sale of University Business Center Phases I and II and from regular principal payments.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The 43% decreases in management fees for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 is primarily due to the sale of University Business Center Phases I and II in October 1998.

Real estate taxes decreased approximately $37,800 or 31% and $100,700 or 38% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 as a result of the sale of University Business Center Phases I and II in October 1998.

Professional and administrative expenses increased approximately $20,100 or 57% and $40,700 or 63% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 primarily as a result of increased legal fees relating to the Tender Offer discussed in Note 5.

Professional and administrative expenses - affiliated decreased $12,600 or 24% and $22,900 or 21% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. These decreases are primarily due to the decreased salary expenses allocated from NTS Development Company following the sales of University Business Center Phases I and II. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner, on behalf of the Partnership.

Depreciation and amortization decreased approximately $176,600 or 47% and $398,200 or 50% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. The decrease is the result of the sale of University Business Center Phases I and II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $27,526,096.

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

-----------------------------------------------------------

Cash flow provided by (used in):

                                             1999                      1998
                                             ----                      ----


Operating activities                    $   521,236                $  1,063,275

Investing activities                        (61,005)                   (269,689)

Financing activities                     (1,803,071)                   (560,700)
                                          ---------                   ----------

Net increase (decrease) in
  cash and equivalents                  $(1,342,840)               $    232,886
                                          =========                   ==========

Net cash provided by operating activities decreased approximately $542,000 or 51% for the six months ended June 30, 1999 as compared to the same period in 1998. The decrease was primarily driven by a decrease in net income from operations as a result of the sale of University Business Center Phases I and II in October 1998 and by changes in working capital accounts.

Net cash used in investing activities totaled $(61,005) and $(269,689) for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash used in investing activities in 1999 was the result of decreased capital spending.

Net cash used in financing activities totaled $1,803,071 and $560,700 for the six months ended June 30, 1999 and 1998, respectively. The increase in net cash used in financing activities in 1999 was primarily the result of a $1,252,000 cash distribution paid to the Limited Partners in March 1999. Cash used for this distribution came from the proceeds of the sale of University Business Center Phases I and II in October of 1998.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1999. No distributions were made during the six months ended June 30, 1998. These were funded by cash flow derived from operating activities.


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

The  Partnership  has  no  material   commitments  for  renovations  or  capital
improvements on existing properties as of June 30, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the reserve. For the six months ended June 30, 1999, the Partnership funded $123,000 to the Reserve. Through June 30, 1999, the Partnership has repurchased a total of 2,482 Units for $400,830 at a price ranging from $135 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and

-----------------------------------------------------------

does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at June 30, 1999 was $0.

On June 25, 1999, the Partnership commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $167.50 per Unit. Although the Partnership believes that this price is appropriate, the price of $167.50 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. Approximately $192,500 ($167,500 to purchase 1,000 Units plus approximately $25,000 for expenses associated with administering the offer) is required to purchase all 1,000 Units. The offer states that the Partnership will purchase up to the first 1,000 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. Units acquired by the Partnership will be retired. The General Partner, NTS-Properties Associates V, will not participate in the Tender Offer. The Tender Offer will expire on August 31, 1999 unless extended.

On October 25, 1998, the Partnership and ORIG, LLC an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited Partnership Units at a price of $205 per Unit as of the date of the Offering. The expiration date of the Offer was January 11, 1999. A total of 2,458 Units were tendered and all Units tendered were accepted by the Offerors. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership has a 79.45% interest in the Joint Venture at that date. The Partnership expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center Phase III as described below.

As of June 30, 1999 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from the Partnership and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. On June 30, 1999, NTS-Properties V contributed capital of $1,737,000 to the L/U II Joint Venture for the construction of the Lakeshore Business Center Phase III. At that time, NTS-Properties Plus and NTS-Properties IV, were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. NTS-Properties Plus and NTS-Properties IV agreed that NTS-Properties V would make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interests would, as a result, decrease.

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

-----------------------------------------------------------

taxes. Leases at the Partnership's Florida commercial properties also provide for rent increases which are based upon increases in the consumer price index. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

All divisions of NTS Corporation, including NTS-Properties Associates V, the General Partner of the Partnership, are reviewing the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a windows-based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

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

The cost of these advances in NTS' systems technology is not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $50,000 during 1999. Costs incurred through December 31, 1998 were approximately $10,000. These costs include primarily hardware and software.

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on its business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at its current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, inability of NTS tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS remediation efforts as planned could have a material adverse impact on NTS results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At June 30, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $275,000 decrease in the fair value of the debt.

PART II.  OTHER INFORMATION

3.     Defaults upon Senior Securities
       -------------------------------

       None

5.     Other Information
       -----------------

       In anticipation of retirement, Mr. Richard Good, the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, has begun to decrease his responsibilities with the Partnership and its affiliates. In conjunction with Mr. Good's decreased responsibilities, Mr. Brian Lavin was appointed President and Chief Operating Officer of NTS Development Company and NTS Capital Corporation in February, 1999.

6.     Exhibits and Reports on Form 8-K
       --------------------------------

          (a)  Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 None.

Items 1, 2 and 4 are not applicable and have been omitted.

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


                                   NTS-PROPERTIES V, a Maryland Limited
                                   ------------------------------------
                                   Partnership
                                   -----------
                                               (Registrant)


                                   By:     NTS-Properties Associates V,
                                           General Partner
                                           By:   NTS Capital Corporation,
                                           General Partner



                                           -------------------------------------
                                           Gregory A. Wells
                                           Executive Vice President
                                           of NTS Capital Corporation



Date: August 16, 1999

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


                                   NTS-PROPERTIES V, a Maryland Limited
                                   ------------------------------------
                                   Partnership
                                   -----------
                                               (Registrant)


                                   By:     NTS-Properties Associates V,
                                           General Partner
                                           By:   NTS Capital Corporation,
                                           General Partner



                                           /s/ Gregory A. Wells
                                           -------------------------------------
                                           Gregory A. Wells
                                           Executive Vice President
                                           of NTS Capital Corporation



Date: August 16, 1999