Form 10-Q/A
period 1999-06-30
NTS PROPERTIES V
filed 1999-09-02
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q/A (Amendment Number 1)

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
                                                  =========           =========

    -----------------------------

                                                   Three Months Ended
                                                         June 30,
                                                 1999                1998
                                                 ----                ----

NET REVENUES
 Total revenues for reportable segments       $  942,183           $1,662,314
 Other income for partnership                    101,135              168,340
 Eliminations                                    (45,080)            (165,063)
                                                 -------            ---------
 Total consolidated net revenues              $  998,238           $1,665,591
                                                 =======            =========

OPERATING EXPENSES
 Total operating expenses for reportable
   segments                                   $  321,245           $  417,564
 Operating expenses for partnership                6,852                   --
                                                 -------            ---------
 Total operating expenses                     $  328,097           $  417,564
                                                 =======            =========

INTEREST EXPENSE
 Total interest expense for reportable
   segments                                   $  218,371           $  302,938
 Interest expense for partnership                     --              116,808
                                                 -------            ---------
 Total interest expense                       $  218,371           $  419,746
                                                 =======            =========

REAL ESTATE TAXES
 Total real estate taxes for reportable
   segments                                   $   76,189           $  115,796
 Real estate taxes for partnership                 8,512                6,659
                                                 -------            ---------
 Total real estate taxes                      $   84,701           $  122,455
                                                 =======            =========

DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization for
   reportable segments                        $  188,191           $  323,235
 Depreciation and amortization for
   partnership                                     3,459               49,715
 Eliminations                                      7,746                3,074
                                                 -------            ---------

 Total depreciation and amortization          $  199,396           $  376,024
                                                 =======            =========

NET INCOME (LOSS)
 Total net income (loss) for reportable
   segments                                   $   67,913           $  401,810
  Net income (loss) for partnership              (12,630)             (92,252)
  Eliminations                                   (52,827)            (168,135)
                                                 -------             ---------
 Total net income (loss)                      $    2,456           $  141,423
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


                                              Cash
                        Net Income        Distributions           Return of
                    (Loss) Allocated        Declared               Capital
                    ----------------        --------               -------


Limited Partners:

        1999            $ (26,863)        $ 1,252,275           $ 1,252,275

        1998                   --                  --                    --

General Partners:

        1999            $    (272)        $    12,649           $    12,649
        1998                   --                  --                    --

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



Date: September 2, 1999