Form 10-Q
period 1999-09-30
NTS PROPERTIES V
filed 1999-11-15
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number                         0-13400
                      ----------------------------------------------------------

               NTS-PROPERTIES V, a Maryland Limited Partnership
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Maryland                                         61-1051452
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


   10172 Linn Station Road
    Louisville, Kentucky                                     40223
-------------------------------                   ------------------------------
(Address of principal executive                           (Zip Code)
offices)

Registrant's telephone number,
including area code:                                     (502) 426-4800
                                                  ------------------------------

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

Exhibit Index: See page 22
Total Pages: 23

                                TABLE OF CONTENTS
                                -----------------

                                                                         Pages
                                                                         -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1999 and December 31, 1998                3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1999 and 1998                                   4

            Statements of Cash Flows
              For the nine months ended September 30, 1999 and 1998         5

            Notes To Financial Statements                                6-12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       13-20


Item 3.     Quantitative and Qualitative Disclosures About Market Risk     21


                                     PART II

Item 1.   Legal Proceedings                                                22
Item 2.   Changes in Securities                                            22
Item 3.   Defaults upon Senior Securities                                  22
Item 4.   Submission of Matters to a Vote of Security Holders              22
Item 5.   Other Information                                                22
Item 6.   Exhibits and Reports on Form 8-K                                 22

Signatures                                                                 23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                                     As of             As of
                                                  September 30,     December 31,
                                                      1999             1998*
                                                    -------           -------
ASSETS
Cash and equivalents                               $ 3,208,147     $ 4,543,666
Cash and equivalents - restricted                      841,169         208,682
Accounts receivable, net of allowance for
 doubtful accounts of $318 for 1999 and $4,678
 for 1998                                               69,162          77,560
Land, buildings and amenities, net                  15,874,212      14,847,989
Asset held for development or sale                   1,026,793       1,953,868
Other assets                                           462,185         409,580
                                                       -------         -------

 Total assets                                      $21,481,668     $22,041,345
                                                    ==========      ==========


LIABILITIES AND PARTNERS= EQUITY

Mortgages and note payable                         $11,917,886     $11,450,225
Accounts payable - operations                          163,059         116,056
Accounts payable - construction                         31,581          47,150
Security deposits                                      152,380         124,309
Other liabilities                                      422,846         111,897
                                                       -------         -------

                                                    12,687,752      11,849,637

Commitments and contingencies


Partners' equity                                     8,793,916      10,191,708
                                                     ---------      ----------

 Total liabilities and partners' equity            $21,481,668     $22,041,345
                                                    ==========      ==========



                                     Limited         General
                                     Partners        Partner          Total
                                     ---------       ---------       ---------
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 30,582,037    $        100    $ 30,582,137
Net income (loss) - prior years     (4,598,435)         67,349      (4,531,086)
Net loss - current year                 (9,769)            (99)         (9,868)
Cash distributions declared to
 date                              (16,641,480)       (168,177)    (16,809,657)
Repurchase of limited
 partnership Units                    (437,610)             --        (437,610)
                                     ---------       ---------       ---------

Balances at September 30, 1999    $  8,894,743    $   (100,827)   $  8,793,916
                                     =========       =========       =========


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 15, 1999.


                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                     1999        1998         1999        1998
                                    -------     -------     -------     --------
Revenues:
 Rental income                   $  967,234 $ 1,495,037  $ 2,831,209  $4,737,423
 Gain on sale of assets             122,876          --      122,876          --
 Interest and other income           38,772       7,017      138,316      28,597
                                    -------     -------      -------   ---------

                                  1,128,882   1,502,054    3,092,401   4,766,020

Expenses:
 Operating expenses                 248,587     315,735      650,227     904,203
 Operating expenses - affiliated    124,312     135,470      362,735     404,965
 Loss on disposal of assets           6,014      13,157       30,913      13,452
 Interest expense                   232,738     415,727      671,626   1,265,288
 Management fees                     59,335      90,123      166,909     281,015
 Real estate taxes                   92,445     134,821      280,710     402,735
 Professional and administrative
  expenses                           80,199      30,173      185,489      93,872
 Professional and administrative
  expenses - affiliated              42,481      49,820      128,697     159,794
 Depreciation and amortization      225,488     373,908      624,963   1,168,263
                                    -------     -------      -------   ---------


                                  1,111,599   1,558,934    3,102,269   4,693,587
                                  ---------   ---------    ---------   ---------



Net income (loss)                $   17,283 $   (56,880) $    (9,868) $   72,433
                                     ======    ========      =======      ======


Net income (loss) allocated to
 the limited partners            $   17,110 $   (56,311) $    (9,769) $   71,709
                                     ======    ========      =======      ======


Net income (loss) per limited
 partnership unit                $     0.51 $     (1.66) $     (0.29) $     2.07
                                       ====      ======       ======        ====


Weighted average number of
 limited partnership Units           33,394      33,994       33,486      34,581
                                     ======      ======       ======      ======



                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------




                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                        1999         1998
                                                     -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES*
 Net income (loss)                                   $    (9,868) $    72,433
 Gain on sale of assets                                 (122,876)          --
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Provision for doubtful accounts                           318           --
   Loss on disposal of assets                             30,913       13,452
   Depreciation and amoritization                        624,963    1,168,263
 Changes in assets and liabilities:
  Cash and equivalents - restricted                     (238,272)    (399,245)
  Accounts receivable                                      8,080       54,799
  Other assets                                           (46,073)      61,405
  Accounts payable - operations                           31,434      (83,119)
  Security deposits                                       28,071       12,527
  Other liabilities                                      310,949      405,656
                                                     -----------   ----------

 Net cash provided by operating activities               617,639    1,306,171
                                                     -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to land, buildings and amenities             (488,501)    (323,604)
 Sale of land, buildings and amenities                 1,235,105           --
 Change in ownership of Joint Venture (Note 11)         (368,723)          --
                                                     -----------     --------

 Net cash provided by (used in) investing activities     377,881     (323,604)
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increases in mortgages and notes payable                     --      200,000
 Principal payments on mortgages and notes payable      (528,952)    (904,538)
 Decrease (increase) in loan costs                       (19,947)       8,438
 Cash distributions                                   (1,264,925)          --
 Repurchase of limited partnership Units                (123,000)    (177,930)
 Cash and equivalents - restricted                      (394,215)          --
                                                     -----------     --------

 Net cash used in financing activities                (2,331,039)    (874,030)
                                                     -----------  -----------

 Net increase (decrease) in cash and equivalents      (1,335,519)     108,537
                                                     -----------   ----------

CASH AND EQUIVALENTS, beginning of period              4,543,666      473,362
                                                     -----------   ----------

CASH AND EQUIVALENTS, end of period                  $ 3,208,147  $   581,899
                                                     ===========   ==========

Interest paid on a cash basis                        $   675,224  $ 1,264,981
                                                     ===========  ===========


* Cash flows from operating activities exclude the effects of the change in the Partnership's percentage ownership in the Lakeshore/University II Joint Venture (Note 11).

                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 15, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1999 and 1998.

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

3.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies and 3) funds reserved by the Partnership for the repurchase of limited partnership Units.

4.    Interest Repurchase Reserve
      ---------------------------

      Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the Reserve. Through October 25, 1998 (the commencement date of the First Tender Offer), the Partnership had repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at September 30, 1999 was $0.

5.    Tender Offers
      -------------

      On October 25, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited Partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. The initial expiration date of the First Tender Offer was January 11, 1999 and this expiration date was subsequently extended through February 5, 1999. A total of 2,458 Units were tendered and the bidders accepted all Units tendered. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890 plus offering expenses.

      -------------------------

      On June 25, 1999, the Partnership commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $167.50 per Unit as of the date of the Second Tender Offer. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. The initial expiration date of the Second Tender Offer was August 31, 1999. On August 18, 1999, the price was increased to $180 per Unit and the expiration date was extended to September 30, 1999. On August 24, 1999 the price was increased to $205 per Unit.

      As of September 30, 1999, a total of 2,523 Units were tendered and the Partnership accepted all Units tendered. The Partnership purchased all
      2,523 Units at a cost of $517,215. The expenses associated with administering the Second Tender Offer are estimated to be $25,000. See
      Note 12 Subsequent Events for further information regarding the tender offers.

6.    Mortgages and Note Payable
      --------------------------

      Mortgages and note payable consist of the following:


                                                September 30,     December 31,
                                                    1999             1998
                                                -------------    -------------
Mortgage payable with an insurance company,
bearing interest at a fixed rate of
8.125%, due August 1, 2008,
secured by land and building                     $ 3,960,301      $ 3,642,952


Mortgage payable with an insurance company,
bearing interest at a fixed rate of
8.125%, due August 1, 2008,
secured by land and building                       3,680,943        3,385,979

Mortgage payable with an insurance company,
bearing interest at a fixed rate of 7.2%
due January 5, 2013, secured by land,
buildings and amenities                            2,677,513        2,768,077

Mortgage payable with an insurance company,
bearing interest at a fixed rate of 7.2%
due January 5, 2013, secured by land,
buildings and amenities                            1,599,129        1,653,217
                                                   ---------        ---------


                                                 $11,917,886      $11,450,225
                                                  ==========       ==========


      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms, the fair value of long-term debt is approximately $11,638,000.

7.    Basis of Property
      -----------------

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended September 30, 1999 and 1998 did not result in an impairment loss.

8.    Reclassification of 1998 Financial Statements
      ---------------------------------------------

      Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 1999 classifications. These reclassifications have no effect on previously reported operations.

9.    Related Party Transactions
      --------------------------

      Pursuant to an agreement with the Partnership, property management fees of $59,335 and $90,123 and $166,909 and $281,015 for the three months and nine months ended September 30, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $8,035 and $3,631 as a repair and maintenance fee for the three months ended September 30, 1999 and 1998, respectively, and $18,957 and $22,136 as a repair and maintenance fee for the nine months ended September 30, 1999 and 1998, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months and nine months ended September 30, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                         Three Months Ended             Nine Months Ended
                            September 30,                 September 30,
                      -------------------------     -------------------------

                         1999            1998          1999           1998
                      ---------       ---------     ----------      ---------
Administrative        $  72,004       $  63,201      $ 196,496      $ 199,930
Leasing                  91,107          43,087        209,063        144,138
Property manager         58,610          86,102        164,659        255,366
Other                    (8,803)          8,841          6,548         16,498
                      ---------       ---------     ----------      ---------

                      $ 212,918       $ 201,231      $ 576,766      $ 615,932
                      =========       =========     ==========      =========

10.   Sale of Asset Held for Sale or Development
      ------------------------------------------

      On March 17, 1999, NTS-Properties V sold a portion of the University Phase III vacant land to Orange County Florida for $216,648. Pursuant to a contract executed on September 8, 1998, Silver City Properties, Ltd. (the Purchaser) received net condemnation proceeds of $145,824 at the closing of the Phase III vacant land on September 17, 1999.

      On September 17, 1999, NTS-Properties V closed on the sale of University Phase III vacant land to Silver City Properties, Ltd. (the Purchaser) for a purchase price of $801,000.


11.   Transactions  Affecting  the  Investment in Lakeshore/University  II Joint
      --------------------------------------------------------------------------
      Venture
      -------

      On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture (L/U II Joint Venture). The other partners in the Joint Venture did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties V's percentage of ownership in the Joint Venture increased from 69% to 79%.

      On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405.

      The proceeds from both of the transactions discussed above will be used to fund the construction of Lakeshore Business Center Phase III.

12.   Commitments and Contingencies
      -----------------------------

      The L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during the fourth quarter of 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from the Partnership and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained.

13.   Subsequent Events
      -----------------

      On November 5, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 of the Partnership's limited partnership Units at a price of $215 per Unit as of the date of the Third Tender Offer. Although the bidders believe that this price is appropriate, the price of $215 per Unit may not equate to the fair market value or the liquidation value of the Units as of the offering date. Approximately $132,500 ($107,500 to purchase 500 Units, plus approximately $25,000 for expenses associated with the Third Tender Offer) is required to purchase all 500 Units. The Third Tender Offer stated that the Partnership will purchase the first 250 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 250 Units are tendered, ORIG, LLC, will purchase up to an additional 250 Units. If more than 500 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC, will be held by it. The General Partner, NTS- Properties Associates V, does not intend to participate in the Third Tender Offer. The Third Tender Offer will expire on December 23, 1999 unless extended.

14.   Segment Reporting
      -----------------

      The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to an apartment complex known as the Willows of Plainview Phase II. The commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phase I and II. Commercial operations for the period ending September 30, 1998 also include University Business Centers Phases I and II which were sold October 6, 1998.

      The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                          ------------------------------------------
                           RESIDENTIAL    COMMERCIAL         TOTAL
                          ------------    ----------      ----------
Rental income             $  926,345      $1,904,864      $2,831,209
Other income                   1,736           4,334           6,070
                               -----           -----           -----

Total net revenues        $  928,081      $1,909,198      $2,837,279
                             =======       =========       =========

Operating expenses           296,426         704,953       1,001,379
Loss on disposal of
assets                        30,383             530          30,913
Interest expense             235,470              --         235,470
Management fees               49,589         117,320         166,909
Real estate taxes             39,083         199,489         238,572
Depreciation expense         144,467         433,158         577,625
                             -------         -------         -------

Net income (loss)         $  132,663      $  453,748       $ 586,411
                             =======         =======         =======

    -----------------------------

                               NINE MONTHS ENDED SEPTEMBER 30, 1998
                          ----------------------------------------------
                          RESIDENTIAL       COMMERCIAL          TOTAL
                          -----------       ----------       -----------
Rental income             $   892,778      $ 3,844,645       $ 4,737,423
Other income                    4,661           13,879            18,540
                                -----           ------            ------

Total net revenues        $   897,439      $ 3,858,524       $ 4,755,963
                              =======        =========         =========

Operating expenses            354,594          948,768         1,303,362
Loss on disposal of
 assets                        13,171              281            13,452
Interest expense              250,164               --           250,164
Management fees                44,872          236,143           281,015
Real estate taxes              39,545          314,936           354,481
Depreciation expense          139,402          853,344           992,746
                              -------          -------           -------

Net income (loss)         $    55,691      $ 1,505,052       $ 1,560,743
                               ======        =========         =========



                              THREE MONTHS ENDED SEPTEMBER 30, 1999
                          ----------------------------------------------
                          RESIDENTIAL       COMMERCIAL          TOTAL
                          -----------       ----------       -----------
Rental income             $   307,528      $   659,705       $   967,233
Other income                      598          (11,094)          (10,496)
                                  ---         --------          --------

Total net revenues        $   308,126      $   648,611       $   956,737
                              =======          =======           =======

Operating expenses            101,628          271,697           373,325
Loss on disposal of
 assets                         5,484              530             6,014
Interest expense               78,025               --            78,025
Management fees                16,642           42,693            59,335
Real estate taxes              13,028           71,641            84,669
Depreciation expense           48,416          160,107           208,523
                               ------          -------           -------

Net income (loss)         $    44,903      $   101,943       $   146,846
                               ======          =======           =======


                              THREE MONTHS ENDED SEPTEMBER 30, 1998
                          ----------------------------------------------
                          RESIDENTIAL       COMMERCIAL          TOTAL
                          -----------       ----------       -----------
Rental income             $   312,007      $ 1,183,030       $ 1,495,037
Other income                    1,355            2,832             4,187
                                -----            -----             -----

Total net revenues        $   313,362      $ 1,185,862       $ 1,499,224
                              =======        =========         =========

Operating expenses            125,283          323,884           449,167
Loss on disposal of
 Assets                        13,157               --            13,157
Interest expense               81,063               --            81,063
Management fees                15,668           74,455            90,123
Real estate taxes              13,081          105,656           118,737
Depreciation expense           47,281          268,120           315,401
                               ------          -------           -------

Net income (loss)         $    17,829      $   413,747       $   431,576
                               ======          =======           =======

      -----------------------------

      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and the nine months ended September 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                       Nine Months Ended
                                                          September 30,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------    -----------
NET REVENUES
 Total revenues for reportable segments            $ 2,837,279    $ 4,755,963
 Other income for Partnership                          350,426        188,806
 Gain on sale of assets                                 52,051             --
 Eliminations                                         (147,355)      (178,749)
                                                  ------------    -----------

Total consolidated net revenues                    $ 3,092,401    $ 4,766,020
                                                  ============    ===========


OPERATING EXPENSES
 Operating expenses for reportable segments        $ 1,001,379    $ 1,303,362
 Operating expenses for Partnership                     11,583          5,806
 Eliminations                                               --             --
                                                  ------------    -----------

Total operating expenses                           $ 1,012,962    $ 1,309,168
                                                  ============    ===========


INTEREST EXPENSE
 Interest expense for reportable segments          $   235,470    $   250,164
 Interest expense for Partnership                      436,156      1,015,124
 Eliminations                                               --             --
                                                  ------------    -----------

Total interest expense                             $   671,626    $ 1,265,288
                                                  ============    ===========


REAL ESTATE TAXES
 Real estate taxes for reportable segments         $   238,572    $   354,481
 Real estate taxes for Partnership                      42,138         48,254
 Eliminations                                               --             --
                                                  ------------    -----------

Total real estate taxes                            $   280,710    $   402,735
                                                  ============    ===========


DEPRECIATION AND AMORTIZATION
 Depreciation and amortization for reportable
  segments                                         $   577,625    $   992,746
 Depreciation and amortization for Partnership          24,101        166,299
 Eliminations                                           23,237          9,218
                                                  ------------    -----------

Total depreciation and amortization                $   624,963    $ 1,168,263
                                                  ============    ===========


NET INCOME (LOSS)
 Total net income (loss) for reportable segments   $   586,411    $ 1,560,743
 Net income (loss) for Partnership                    (425,687)    (1,300,343)
 Eliminations                                         (170,592)      (187,967)
                                                  ------------    -----------

Total net income (loss)                            $    (9,868)   $    72,433
                                                  ============    ===========

                                                      Three Months Ended
                                                          September 30,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------    -----------
NET REVENUES
 Total revenues for reportable segments            $   956,737    $ 1,499,224
 Other income for Partnership                          189,622           (536)
 Gain on sale of assets                                 52,051             --
 Eliminations                                          (69,528)         3,366
                                                  ------------    -----------

Total consolidated net revenues                    $ 1,128,882    $ 1,502,054
                                                  ============    ===========


OPERATING EXPENSES
 Operating expenses for reportable segments        $   373,325    $   449,167
 Operating expenses for Partnership                       (426)         2,038
 Eliminations                                               --             --
                                                  ------------    -----------

Total operating expenses                           $   372,899    $   451,205
                                                  ============    ===========


INTEREST EXPENSE
 Interest expense for reportable segments          $    78,025    $    81,063
 Interest expense for Partnership                      154,713        334,664
 Eliminations                                               --             --
                                                  ------------    -----------

Total interest expense                             $   232,738    $   415,727
                                                  ============    ===========


REAL ESTATE TAXES
 Real estate taxes for reportable segments         $    84,669    $   118,737
 Real estate taxes for Partnership                       7,776         16,084
 Eliminations                                               --             --
                                                  ------------    -----------

Total real estate taxes                            $    92,445    $   134,821
                                                  ============    ===========


DEPRECIATION AND AMORTIZATION
 Depreciation and amortization for reportable
  segments                                         $   208,523    $   315,401
 Depreciation and amortization for Partnership           9,220         55,434
 Eliminations                                            7,745          3,073
                                                  ------------    -----------

Total depreciation and amortization                $   225,488    $   373,908
                                                  ============    ===========


NET INCOME (LOSS)
 Total net income (loss) for reportable segments   $   146,846    $   431,576
 Net income (loss) for Partnership                     (52,289)      (488,749)
 Eliminations                                          (77,274)           293
                                                  ------------    -----------

Total net income (loss)                            $    17,283    $   (56,880)
                                                  ============    ===========

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follows. MD&A should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                              1999 (1)      1998
                                             ---------    --------
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II           76%         77%
University Business Center Phase I (2)          N/A        100%


Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership% at
--------------------------------
September 30, 1999)
-------------------

The Willows of Plainview Phase II (90%)         93%         89%


Properties Owned Through Lakeshore/
-----------------------------------
University II Joint Venture
---------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (3)(4)        74%         82%
Lakeshore Business Center Phase II (4)          86%         86%
University Business Center Phase II (5)         N/A         88%


(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.
(2)   University Business Center Phase I was sold on October 6, 1998.
(3) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(4) Ownership percentage was 69% as of September 30, 1998 and 79% as of September 30, 1999. See Note 11.
(5) Ownership percentage of University Business Center II was 69% as of September 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

---------------------------------

Average occupancy levels at the Partnership's properties during the three months and nine months ended September 30, were as follows:

                                             Three Months       Nine Months
                                                Ended             Ended
                                             September 30,     September 30,
                                             -------------     ------------
                                             1999     1998     1999    1998
                                             ----     ----     ----    ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II         79%      77%     79%      80%
University Business Center Phase I (1)        N/A     100%     N/A     100%


Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at
---------------------------------
September 30, 1999)
-------------------


The Willows of Plainview Phase II (90%)       93%      88%     95%      85%

Property Owned Through Lakeshore/
---------------------------------
University II Joint Venture
---------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (2)(3)      73%      81%     75%      90%
Lakeshore Business Center Phase II (2)(3)     86%      90%     86%      95%
University Business Center Phase II (4)       N/A      86%     N/A      91%


(1)   University Business Center Phase I was sold on October 6, 1998.
(2) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 69% as of September 30, 1998 and 79% as of September 30, 1999. See Note 11.
(4) Ownership percentage of University Business Center II was 69% as of September 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1999 and 1998 was as follows:


                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         ------------------   -----------------
                                           1999     1998      1999        1998
                                           ----     ----      ----        ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II   $147,542  $141,937  $442,890  $  455,396
University Business Center Phase I (1)       N/A  $389,410       N/A  $1,171,585


Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at
---------------------------------
September 30, 1999)
-------------------

The Willows of Plainview Phase II (90%) $308,126  $313,362  $928,083  $  897,439


Property Owned Through Lakeshore/
---------------------------------
University II Joint Venture
---------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (2)   $236,583  $217,657  $700,682  $  794,834
Lakeshore Business Center Phase II (2)  $264,487  $243,970  $765,625  $  906,648
University Business Center Phase II (3)      N/A  $192,889       N/A  $  530,061


(1)   University  Business  Center  Phase I was sold on  October  6,  1998.
(2) Represents ownership percentage of 69% for the three months and nine months ended September 30, 1998. Ownership percentage is 69% for the six months ended June 30, 1999 and 79% for the three months ended September 30, 1999.
(3) Ownership percentage of University Business Center II was 69% for the three months and nine months ended September 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

---------------------------------

Revenues shown in the table on the previous page for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending September 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $527,800 or 35% and $1,906,000 or 40% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decrease is due primarily to the sale of University Business Center Phase I and University Business Center Phase II in October 1998. Approximately $388,761 and $1,168,753 of revenues from University Business Center Phase I and $192,469 and $528,709 from University Business Center Phase II, respectively, were generated during the three months and nine months ended September 30, 1998. Also contributing to the decrease is a decrease in average occupancy at Lakeshore Business Center Phases I and II. An increase in income at the Willows of Plainview Phase II resulting from an increase in average occupancy partially offsets the decreases.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are representative of the entire period's results.

The 1999 gain on sale of assets is the result of the sale of University III vacant land to Silver City Properties, Ltd. on September 17, 1999 and the result of the Partnership's share of the Lakeshore/University II Joint Venture sale of
2.4 acres of land on July 23, 1999 (See Note 10 to the Financial Statements).

Interest and other income includes interest income earned from short-term investments made by the Partnership with cash reserves. Interest and other income increased approximately $31,755 and $109,719 for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 as a result of an increase in cash reserves available for investment due to proceeds from the sale of University Business Center Phases I and II.

Operating expenses decreased approximately $67,000 or 21% and $250,000 or 27% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 due primarily to the sale of University Business Center Phase I and II in October 1998. The decrease is partially offset by increased landscape activity and exterior repairs at Lakeshore Business Center Phases I and II.

Operating expenses - affiliated decreased $11,000 or 8% and $42,000 or 10% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. These decreases are primarily due to the sale of University Business Center Phases I and II, offset by increased leasing and property management salaries and architectural and administrative expenses at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and
II. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

The 1999 and 1998 loss on disposal of assets can be attributed to the write-off of amenities and land improvements at the Willows of Plainview II. The write-offs are the result of signage replacements, updating the model apartments, pool renovations, clubhouse remodeling and new alarm system installations. The write-offs represent the costs of unamortized assets which were replaced as a result of the renovations.

---------------------------------

Interest expense decreased approximately $183,000 or 44% and $594,000 or 47% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 as a result of the reduction in debt from the sale of University Business Center Phases I and II and from regular principal payments.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The 34% and 41% decreases in management fees for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 are primarily due to the sale of University Business Center Phases I and II in October 1998.

Real estate taxes decreased approximately $42,000 or 31% and $122,000 or 30% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 as a result of the sale of University Business Center Phases I and II in October 1998.

Professional and administrative expenses increased approximately $50,000 and $91,600 for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 primarily as a result of increased legal fees relating to the Tender Offers discussed in Note 5.

Professional and administrative expenses - affiliated decreased $7,000 or 15% and $31,000 or 19% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. These decreases are primarily due to the decreased salary expenses allocated from NTS Development Company following the sales of University Business Center Phases I and II. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner, on behalf of the Partnership.

Depreciation and amortization decreased approximately $148,000 or 40% and $543,300 or 47% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decrease is the result of the sale of University Business Center Phases I and II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $27,526,096.

Partially offsetting all of the decreases discussed above is an increase in ownership of the Lakeshore/University II Joint Venture from 69% to 79% effective July 1, 1999. See Note 11 for details of a capital contribution made to the Joint Venture by NTS-Properties V affecting the change in ownership.

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

Cash flow provided by (used in):

                                     1999                   1998
                                 ------------           ------------

Operating activities            $    617,639            $  1,306,171

Investing activities                 377,881                (323,604)

Financing activities              (2,331,039)               (874,030)
                                 ------------            ------------

Net increase (decrease) in
 cash and equivalents           $ (1,335,519)           $    108,537
                                 ============             ===========

Net cash provided by operating activities decreased approximately $688,000 or 52% for the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease was primarily driven by a decrease in net income from operations as a result of the sale of University Business Center Phases I and II in October 1998 and by changes in working capital accounts.

Net cash provided by (used in) investing activities totaled $377,881 and $(323,604) for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash from investing activities in 1999 is the result of the sale of assets (Note 10) offset by increased capital spending and a change in ownership of the Lakeshore/University II Joint Venture (See Note 11 to the Financial Statements).

Net cash used in financing activities totaled $2,331,039 and $874,030 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used in financing activities in 1999 was primarily the result of a $1,252,000 cash distribution paid to the Limited Partners in March 1999. Cash used for this distribution came from the proceeds of the sale of University Business Center Phases I and II in October of 1998. Also contributing to the increase is an increase in funds reserved for the purchase of limited partnership Units, offset partially by decreased principal payments on debt as a result of the sale of University Business Center Phases I and II.

-----------------------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1999. No distributions were made during the nine months ended September 30, 1998. These were funded by cash flow derived from operating activities.


                         Net Income        Cash
                           (Loss)      Distributions       Return of
                         Allocated       Declared           Capital
                        ----------       ---------           -------
Limited Partners
     1999            $   (9,769)        $1,252,275        $1,252,275
     1998                    --                 --                --

General Partners
     1999            $      (99)        $   12,649        $   12,649
     1998                    --                 --                --

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations and beginning construction on Lakeshore Business Center Phase III as described later in this section. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the Reserve. Through October 25, 1998 (the commencement date of the First Tender Offer), the Partnership had repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at September 30, 1999 was $0.

On October 25, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited Partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was January 11, 1999 and this expiration date was subsequently extended through February 5, 1999. A total of 2,458 Units were tendered and the bidders accepted all Units tendered. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890 plus offering expenses.

-----------------------------------------------------------

On June 25, 1999, the Partnership commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $167.50 per Unit as of the Second Tender Offer. The initial expiration date of the Second Tender Offer was August 31, 1999. On August 18, 1999, the price was increased to $180 per Unit and the expiration date was extended to September 30, 1999. On August 24, 1999 the price was increased to $205 per Unit.

On September 17, 1999, the Partnership closed on the sale of University III vacant land to Silver City Properties, Ltd. for a purchase price of $801,000.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership had a 79.45% interest in the Joint Venture at that date. The Partnership expects to use the net proceeds from the land sales to help fund the construction of Lakeshore Business Center Phase III as described below.

As of September 30, 1999 the L/U II Joint  Venture  intends to use the remaining
3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during the fourth quarter of 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from the Partnership and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. On July 1, 1999, NTS-Properties V contributed capital of $1,737,000 to the L/U II Joint Venture for the construction of the Lakeshore Business Center Phase
III. At that time, NTS-Properties Plus and NTS-Properties IV, were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. NTS-Properties Plus and NTS-Properties IV agreed that NTS-Properties V would make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interests would, as a result, decrease.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. A leasing agent, an employee of NTS Development Company, located at the Lakeshore Business Center development, handles the leasing and renewal negotiations at Lakeshore Business Center Phases I and II. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, employees of NTS Development Company, who handle all on-site visits from potential tenants, make visits to local companies to promote fully furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

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

The PILOT software system, purchased in the early 1990's, is being replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and is fully operational as of September 30, 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $50,000 during 1999. Costs incurred through December 31, 1998 were approximately $10,000. These costs include primarily hardware and software.

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the fourth quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of NTS tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At September 30, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $524,000 decrease in the fair value of the debt.

PART II.  OTHER INFORMATION

Item 3.   Defaults upon Senior Securities
          -------------------------------

          None

Item 5.   Other Information
          -----------------

          Mr. Richard L. Good, who was the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits

               Exhibit 27. Financial Data Schedule

          (b)  Reports on Form 8-K

               None

Items 1, 2 and 4 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties V has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NTS-PROPERTIES V, a Maryland Limited Partnership
                               ------------------------------------------------
                                              (Registrant)


                               By:     NTS-Properties Associates V,
                                       General Partner
                                       By:   NTS Capital Corporation,
                                             General Partner

                               /s/ Gregory A. Wells
                               -------------------------------------------------
                               Gregory A. Wells
                               Senior Vice President of
                               NTS Capital Corporation


Date: November 15, 1999