Form 10-K
period 1999-12-31
NTS PROPERTIES V
filed 2000-03-31
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended            December 31, 1999
                                            ------------------------------------

                                                        OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------

                  Commission file number                   0-13400
                                         ---------------------------------------

                 NTS-PROPERTIES V, a Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                           61-1051452
---------------------------------                    ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

    10172 Linn Station Road
     Louisville, Kentucky                                       40223
---------------------------------                    ---------------------------
(Address of principal executive                               (Zip Code)
offices)

Registrant's telephone number, including area code:         (502) 426-4800
                                                      --------------------------

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

                                                         YES  X         NO
                                                             ----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.           [X]

Exhibit Index: See page 47

Total Pages: 51

                                TABLE OF CONTENTS
                                -----------------

                                                                          Pages
                                                                          -----
                                     PART I

Items 1 and 2.             Business and Properties                          3-13

Item 3.                    Legal Proceedings                                  13

Item 4.                    Submission of Matters to a Vote
                            of Security Holders                               13


                                     PART II


Item 5.                    Market for the Registrant's Limited
                            Partnership Interests and Related
                            Partner Matters                                   14

Item 6.                    Selected Financial Data                            15

Item 7.                    Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                  16-24

Item 7A.                   Quantitative and Qualitative Disclosures
                             About Market Risk                                25

Item 8.                    Financial Statements and Supplementary
                            Data                                           26-42

Item 9.                    Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                              43


                                    PART III


Item 10.                   Directors and Executive Officers of
                            the Registrant                                    44

Item 11.                   Management Remuneration and Transactions           45

Item 12.                   Security Ownership of Certain Beneficial
                            Owners and Management                             45

Item 13.                   Certain Relationships and Related
                            Transactions                                      46


                                     PART IV


Item 14.                   Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                        47-50


Signatures                                                                    51

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

Development of Business
-----------------------

NTS-Properties V, a Maryland Limited Partnership, (the "Partnership") is a limited partnership organized under the laws of the State of Maryland on April 30, 1984. The General Partner is NTS-Properties Associates V (a Kentucky limited partnership). As of December 31, 1999, the Partnership owned the following properties:

         - Commonwealth Business Center Phase II, a business center with approximately 66,000 net rentable square feet located in Louisville, Kentucky, constructed by the Partnership.

         - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS- Properties IV, an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 90% at December 31, 1999.

         - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 79% at December 31, 1999. A description of the properties owned by the L/U II Joint Venture appears below:

                  -        Lakeshore Business Center Phase I - a business center
                           ---------------------------------
                           with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

                  -        Lakeshore  Business  Center  Phase  II  - a  business
                           --------------------------------------
                           center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

                  -        Outparcel  Building Site - approximately 3.8 acres of
                           ------------------------
                           land adjacent to the Lakeshore Business Center Development upon which construction of Lakeshore Business Center Phase III has commenced.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

-----------------------------------

As of December 31, 1999, the Partnership's properties were encumbered by mortgages as shown in the table below:

                                   Interest    Maturity        Balance
         Property                    Rate        Date        at 12/31/99
         --------                    ----        ----        -----------
Willows of Plainview Phase II        7.2%     01/05/13 (1)   $ 2,649,944 (2)
Willows of Plainview Phase II        7.2%     01/05/13 (1)   $ 1,582,663 (2)
Lakeshore Business Center Phase I    8.125%   08/01/08 (3)   $ 3,609,836 (4)(5)
Lakeshore Business Center Phase II   8.125%   08/01/08 (3)   $ 3,883,797 (4)(5)

(1)      Current   monthly   principal   payments   are  based  upon  a  15-year
         amortization schedule. At maturity, the mortgages will have been repaid based on the current rate of amortization.

(2) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1999. The outstanding balance of the mortgages at December 31, 1999 were $2,949,626 and $1,761,647, respectively.

(3)      Current   monthly   principal   payments   are  based  upon  a  12-year
         amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(4) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1999. The outstanding balance of the mortgage at December 31, 1999 was $4,543,531 for Phase I and $4,888,353 for Phase II.

(5) These amounts as compared to 1998, have been increased due to the Partnership's increased ownership of the Lakeshore/University II Joint Venture resulting from a capital contribution made by the Partnership to the Joint Venture on July 1, 1999. See below for details of this transaction.

Commonwealth Business Center Phase II is not encumbered by an outstanding mortgage at December 31, 1999.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation.
Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves and additional financing where necessary.

On September 17, 1999, the Partnership closed on the sale of University III vacant land to Silver City Properties, Ltd. for a purchase price of $801,000. The Partnership reflects a loss of approximately $23,000 associated with this sale in the third quarter of 1999.

-----------------------------------

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership had a 79.45% interest in the Joint Venture at that date. The Partnership reflects a gain of approximately $75,000 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the land sales to help fund the construction of Lakeshore Business Center Phase III as described below.

As of December 31, 1999, the L/U II Joint Venture has a commitment, pursuant to a contract signed December 6, 1999, to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the Lakeshore Business Center Development. Site work began in December 1999 and shell construction began the first quarter of 2000. The construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from the Partnership made in July 1999 and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. On July 1, 1999, NTS-Properties V contributed capital of $1,737,000 to the L/U II Joint Venture for the construction of the Lakeshore Business Center Phase III. At that time, NTS-Properties Plus and NTS-Properties IV, were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. NTS-Properties Plus and NTS-Properties IV agreed that NTS-Properties V would make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interests would, as a result, decrease. See
Item 8 Note 14 for details of financing obtained for the construction of Lakeshore Business Center Phase III subsequent to December 31, 1999.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1999.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate, although the Partnership may also develop retail centers. See Item 8 Note 13 for information regarding the Partnership's operating segments.

General
-------

The current business of the Partnership is consistent with the original purpose of the Partnership which was to invest in real property, which was either under development or proposed for development, on which it would develop, construct, own and operate apartment complexes, business parks, and retail, industrial and office buildings. The original purpose of the Partnership also includes the ability by the Partnership to invest in fully improved properties, either directly or by joint venture. The Partnership's properties are in a condition suitable for their intended use.

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

Commonwealth Business Center Phase II
-------------------------------------

As of December 31, 1999, there were 11 tenants leasing space aggregating approximately 57,000 square feet of rentable area at Commonwealth Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include engineering and an encoding center. Three tenants individually lease more than 10% of Commonwealth Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 86% (1999), 79% (1998), 78%
(1997), 84% (1996) and 67% (1995). See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

The following table contains approximate data concerning the major leases in effect on December 31, 1999.

                                           Sq. Ft. and         Current Annual
                                             % of Net              Rental
                    Year of Expiration    Rentable Area        per Square Foot
                    ------------------    -------------        ---------------
Major Tenant (1):
              1             2004          11,674 (17.5%)            $ 7.15
              2             2001          13,846 (20.7%)            $ 9.00
              3             2003           8,037 (12.0%)            $10.00

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

The Willows of Plainview Phase II
---------------------------------

Units at The Willows of Plainview Phase II include one and two-bedroom lofts and deluxe apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All units, except one-bedroom lofts, have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, swimming pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase II start at $679 for one-bedroom apartments, $939 for two-bedroom apartments and $1,059 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 87% (1999), 92% (1998), 90%
(1997), 92% (1996) and 94% (1995). See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

Lakeshore Business Center Phase I
---------------------------------

As of December 31, 1999, there were 29 tenants leasing space aggregating approximately 76,000 square feet of the rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 73% (1999), 85% (1998), 96% (1997) and 92% (1996 and 1995).
See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

Lakeshore Business Center Phase II
----------------------------------

As of December 31, 1999, there were 20 tenants leasing space aggregating approximately 70,400 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, utilities, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 72% (1999), 79% (1998), 100% (1997), 89% (1996), and 72% (1995). See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

The following table contains approximate data concerning the major lease in effect on December 31, 1999:

                                            Sq. Ft. and       Current Annual
                                              % of Net            Rental
                    Year of Expiration      Rentable Area     per Square Foot
                    ------------------      -------------     ---------------
Major Tenant (1):
              1            2002             14,665 (15.1%)         $15.30

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                                                      Annual
                                          Federal       Realty        Realty
                                         Tax Basis     Tax Rate       Taxes
                                         ---------     --------       -----

Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II   $ 4,673,107   $   .010710   $    45,132

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV
-----------------

The Willows of Plainview Phase II         7,865,171       .010910        65,528

Properties Owned Through Lakeshore/
-----------------------------------
University II Joint Venture (L/U II
-----------------------------------
Joint Venture)
--------------

Lakeshore Business Center Phase I        10,273,821       .025496       162,680
Lakeshore Business Center Phase II       12,263,794       .025496       174,122

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements, 5-30 years for amenities and life of the lease for tenant improvements.

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

         (c) the vote or consent of each of the Partners to dissolve the Partnership; or

         (d)      September 30, 2028.

The Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex, and NTS-Properties IV contributed land valued at $800,000. No future contributions are anticipated as of December 31, 1999.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1999 is $4,711,273, ($2,949,626 and $1,761,647). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1999 is $4,232,607 ($2,649,944 and $1,582,663). Both mortgages currently bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a fifteen-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 90% at December 31, 1999.

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

----------------------------------------

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

          Property                                Contributing Owner
          --------                                ------------------

Lakeshore Business Center Phase I               NTS-Properties IV and
                                                NTS-Properties V

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

         (d)      December 31, 2030.

----------------------------------------

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

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

         Loan Balance
         at 12/31/99                Encumbered Property
         -----------                -------------------

         $4,543,531                 Lakeshore Business Center Phase I

         $4,888,353                 Lakeshore Business Center Phase II

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1999 is $7,493,633 ($3,609,836 and $3,883,797). The mortgages bear interest at a fixed rate of 8.125% and are due August 1,2008. Monthly principal payments are based upon a 12- year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") and NTS Properties V sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser") for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University
Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 69% interest as of October 6, 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of approximately $10,672,643 ($4,739,261 for Phase I and $5,933,382 for Phase II) on these properties. (See
Item 8 Note 11 for details of this transaction). During the first quarter of 1999, a portion of the proceeds from the sale were used to make a special cash distribution of $37.50 per limited partnership Unit totaling $1,252,275.

On September 17, 1999, the Partnership closed on the sale of University III vacant land to Silver City Properties, Ltd. for a purchase price of $801,000. The Partnership reflects a loss of approximately $23,000 associated with this sale in the third quarter of 1999.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership had a 79.45% interest in the Joint Venture at that date. The Partnership reflects a gain of approximately $75,000 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the land sale to help fund the construction of Lakeshore Business Center Phase III.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 79% at December 31, 1999.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1999, in the vicinity of the Willows of Plainview Phase II, there is one new apartment complex under construction which is scheduled to be completed by the fourth quarter of 2000. The number of units in this complex is unknown at this time. As of December 31, 1999, there are no other properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates V, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates V. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $221,467 for the year ended December 31, 1999. $156,711 was received from commercial properties and $64,756 was received from the residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial period of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1999, the Management Agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

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

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. (See Item 8 Note 10 for further discussion of related party transactions).

Governmental Contracts and Regulations
--------------------------------------

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  Legal Proceedings
         -----------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.  Market for  Registrant's  Limited  Partnership  Interests  and  Related
         -----------------------------------------------------------------------
         Partner Matters
         ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 2,013 limited partners as of February 29, 2000. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1999 financial statements in
Item 8.

Annual distributions totaling $37.50 were paid per limited partnership unit during 1999. No distributions were paid during 1998 or 1997. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and required cash reserves, as determined by the General Partner, for future leasing costs, tenant finish costs, and capital improvements. Distributions were paid quarterly as follows:

                                1999             1998             1997
                                ----             ----             ----
First Quarter                 $ 37.50          $   --           $   --
Second Quarter                    --               --               --
Third Quarter                     --               --               --
Fourth Quarter                    --               --               --
                               -------          -------          -------

                              $ 37.50          $   --           $   --
                               =======          =======          =======


The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1999, 1998 and 1997. Distributions were funded by cash flow derived from investing activities.

                                                Cash
                       Net Income           Distributions          Return of
                       Allocated              Declared              Capital
                       ---------              --------              -------
Limited Partners:
        1999          $   (78,477)          $ 1,252,275          $ 1,252,275
        1998          $ 3,956,082           $      --            $      --
        1997          $  (601,944)          $      --            $      --

General Partners:
        1999          $      (793)          $    12,649          $    12,649
        1998          $    39,961           $      --            $      --
        1997          $    (6,080)          $      --            $      --

Item 6.  Selected Financial Data
         -----------------------

For the years ended December 31, 1999, 1998, 1997, 1996 and 1995.


                                 1999            1998            1997           1996             1995
                                 ----            ----            ----           ----             ----
Rental and other income     $  4,031,973    $  5,752,977    $  5,906,286    $  5,693,700    $  5,388,726
Gain on sale of
 property                         52,051(1)    5,004,628(2)           --              --             --

Total expenses                (4,163,294)     (5,719,124)     (6,464,964)     (6,479,552)     (6,685,340)
                            ------------    ------------    ------------     -----------     -----------

Income (loss) before
 extraordinary item              (79,270)      5,038,481        (558,678)       (785,852)     (1,296,614)
Extraordinary item                   -        (1,042,438)        (49,346)        (50,118)           --
                            ------------    ------------    ------------     -----------     -----------

Net income (loss)           $    (79,270)   $  3,996,043    $   (608,024)   $   (835,970)   $ (1,296,614)
                            ============    ============    ============     ===========     ===========

Net income (loss)
 allocated to:
  General Partner           $       (793)   $     39,961    $     (6,080)   $     (8,360)   $    (12,966)
  Limited partners          $    (78,477)   $  3,956,082    $   (601,944)   $   (827,610)   $ (1,283,648)

Net income (loss) per
 limited partnership
 unit                       $      (2.39)   $     114.89    $     (17.13)   $    (23.23)    $    (35.78)
Weighted average number
 of limited partnership
 units                            32,861          34,433          35,136         35,632          35,876

Cumulative net income
 (loss) allocated to:
  General Partner           $     66,556    $     67,349    $     27,388   $     33,468    $     41,828
  Limited partners          $ (4,676,912)   $ (4,598,435)   $ (8,554,517)  $ (7,952,573)   $ (7,124,963)


Cumulative taxable income
 (loss) allocated to:
  General Partner           $    146,496    $    189,030    $    153,955   $    149,844    $    145,990
  Limited partners          $ (5,723,508)   $ (3,720,315)   $ (7,160,797)  $ (7,217,069)   $ (6,835,826)

Distributions declared:
 General Partner            $     12,649    $     --        $     --       $     --        $     --
 Limited partners           $  1,252,275    $     --        $     --       $     --        $     --

Cumulative
 distributions
 declared (2):
  General Partner           $    168,176    $    155,527    $    155,527   $    155,527    $    155,527
  Limited partners          $ 16,641,479    $ 15,389,204    $ 15,389,204   $ 15,389,204    $ 15,389,204
At year end:

Land, buildings and
 amenities, net             $ 17,008,482    $ 16,801,857    $ 27,028,887   $ 28,404,616    $ 29,735,774

Total assets                $ 20,475,809    $ 22,041,345    $ 28,712,898   $ 30,334,256    $ 31,537,473

Mortgages and  notes
 payable                    $ 11,726,240    $ 11,450,225    $ 21,662,821   $ 22,688,331    $ 22,839,940

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

(1) See Item 8 Note 11 for details of the sale of University Phase III Vacant Land and 2.4 acres of land adjacent to the Lakeshore Business Center.

(2) See Item 8 Note 11 for details of the sale of University Business Centers Phase I and II to Silver City Properties, Ltd. on October 6, 1998.

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

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                                          1999 (1)           1998           1997
                                          --------           ----           ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II         86%             79%            78%

University Business Center Phase I (2)       N/A              N/A           100%

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties IV (ownership % at
--------------------------------------
December 31, 1999)
------------------

The Willows of Plainview Phase II (90%)(3)    87%             92%            90%

Properties Owned Through
------------------------
Lakeshore/University II Joint Venture
-------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (3)(4)(5)   73%             85%            96%

Lakeshore Business Center Phase II (3)(4)     72%             79%           100%

University Business Center Phase II (2)(6)    N/A              N/A           99%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) On October 6, 1998, University Business Center Phases I and II were sold.

(3) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(4)      Ownership  percentage  was 79% at December 31, 1999 and 69% at December
         31, 1998 and 1997. See Item 8 Note 5D for a description of the transaction affecting the change in ownership.

(5) As of December 31, 1999, one new five-year lease totaling 2,406 square feet was signed at Lakeshore Business Center Phase I. The tenant took occupancy during the first quarter of 2000. With this new lease, the business center's occupancy has improved to 76%.

(6) Ownership percentage of University Business Center Phase II was 69% at December 31, 1997.

----------------------------

The average occupancy levels at the Partnership's properties as of December 31 were as follows:

                                            1999           1998            1997
                                            ----           ----            ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II (1)     79%           80%              74%

University Business Center Phase I (2)       N/A           100%(3)          100%

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties IV (ownership % at
--------------------------------------
December 31, 1999)
------------------

The Willows of Plainview Phase II (90%)       93%           87%              91%

Properties Owned Through
------------------------
Lakeshore/University II Joint Venture
-------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (1)(4)      74%           88%              96%

Lakeshore Business Center Phase II (1)(4)     85%           91%              94%

University Business Center Phase II (2)(5)    N/A           91%(3)           99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) On October 6, 1998, University Business Center Phase I and II were sold. See below for the details of this transaction.

(3)      Represents average occupancy through October 6, 1998.

(4) Ownership percentage was 79% as of December 31, 1999 and 69% as of December 31, 1998 and 1997. See Item 8 Note 5D for a description of the transaction affecting the change in ownership.

(5)      Ownership percentage was 69% as of December 31, 1997.

Rental and Other Income
-----------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                           1999          1998            1997
                                           ----          ----            ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II  $  584,567     $  600,124      $  541,348

University Business Center Phase I            N/A     $1,167,893 (1)  $1,530,842

Revenues shown in the table above and below for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

                            (Continued on next page)

-----------------------------------

                                             1999         1998           1997
                                             ----         ----           ----
Properties Owned in Joint Venture
---------------------------------
with NTS-Properties IV (ownership %
-----------------------------------
at December 31, 1999)
---------------------

The Willows of Plainview Phase II (90%)   $1,211,534  $1,211,384     $ 1,283,576

Properties Owned Through
------------------------
Lakeshore/University II Joint Venture
-------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (2)     $  951,914  $1,034,468      $  984,446

Lakeshore Business Center Phase II (2)    $1,044,945  $1,134,469      $  977,016

University Business Center Phase II           N/A     $  539,956 (1)  $  576,088

(1) On October 6, 1998, University Business Centers Phases I and II were sold. See below for the details of this transaction. Revenues shown here represent 1998 income through the date of disposition. Ownership of University Business Center Phase II was 69% on October 6, 1998 and December 31, 1997.

(2) Ownership was 69% at December 31, 1997 and 1998, 69% for the six months ended June 30, 1999 and 79% for the six months ended December 31, 1999.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1999, 1998 and 1997. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $1,881,000 or 33% in 1999 primarily as a result of the sale of University Business Center Phases I and II in October 1998. (See Item 8 Note 11 for a further discussion of the sale). Approximately $1,165,000 and $540,000 of revenues were generated by University Business Center Phase I and II, respectively for the twelve months ended December 31, 1998. Also contributing to the decrease is a decrease in average occupancy at Lakeshore Business Center Phases I and II.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire period's results.

Rental income decreased approximately $166,000 or 3% in 1998. The decrease was primarily a result of decreased rental income at University Business Center Phases I and II as a result of the sale of these properties in October 1998. The decrease is partially offset by increased common area maintenance income at Commonwealth Business Center Phase II and Lakeshore Business Center Phase I and II and increased lease buyout income at Lakeshore Business Center Phase I and II in 1998 compared to 1997.

The 1999 gain on sale of assets is the result of the sale of University III vacant land to Silver City Properties, Ltd. on September 17, 1999 and the result of the Partnership's share of the Lakeshore/University II Joint Venture sale of
2.4 acres of land on July 23, 1999 (See Item 8 Note 11).

The 1998 gain on sale of assets is the result of selling University Business Center Phase I and II. On October 6, 1998 pursuant to the contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") and NTS Properties V, an affiliate of the General Partner of the Partnership, sold
University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), for an aggregate purchase price of
$17,950,000  ($8,975,000  for Phase I and $8,975,000  for Phase II).  University
Business Center Phase II was owned by the L/U II Joint Venture

-----------------------------------

of which the Partnership owned a 69% interest as of the date of the sale. Portions of the proceeds from this sale were immediately used to pay outstanding debt (including interest and prepayment penalties) of $10,672,643 ($4,739,261 for Phase I and $5,933,382 for Phase II) on these properties. During October 1998 the Partnership used proceeds from the sale to pay outstanding debt of approximately $1,448,000 on Commonwealth Business Center Phase II.

Interest and other income includes interest income earned from short-term investments made by the Partnership with cash reserves. Interest income increased approximately $160,000 in 1999 and approximately $13,000 in 1998 as a result of an increase in cash reserves available for investment.

Operating expenses decreased approximately $227,000 or 20% in 1999 primarily due to the sale of University Business Center Phases I and II in October 1998 and decreased exterior repairs at Commonwealth Business Center Phase II and The Willows of Plainview Phase II.

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

Operating expenses - affiliated decreased approximately $27,000 or 5% in 1999 and approximately $48,000 or 8% in 1998, primarily as a result of the sale of University Business Center Phases I and II in October 1998. Operating expenses - affiliated are expenses incurred for service performed by NTS Development Company, an affiliate of the General Partner.

The 1999 and 1998 Write-off of unamortized land improvements and amenities is primarily the result of the retirement of improvements and amenities at The Willows of Plainview Phase II which were not fully depreciated.

Interest expense decreased approximately $596,000 or 40% in 1999 and approximately $257,000 or 15% in 1998 primarily as a result of the reduction in debt from the sale of University Business Center Phases I and II in October 1998 and from regular principal payments.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The approximate $111,000 decrease in management fees in 1999 is primarily the result of the sale of University Business Center Phases I and II in October 1998.

Real estate taxes decreased approximately $120,000 or 24% in 1999 primarily as a result of the sale of University Business Center Phases I and II in October 1998.

Real estate taxes decreased approximately $79,000 or 14% in 1998 as a result of decreased property tax assessments for Lakeshore Business Center Phases I and II and the sale of University Business Center Phases I and II in October 1998.

Professional and administrative expenses increased approximately $80,000 or 62% and approximately $12,000 or 10% in 1999 and 1998, respectively, primarily as a result of increased legal fees relating to the Tender Offers and increased accounting fees.

-----------------------------------

Professional and administrative expenses - affiliated decreased approximately $29,000 or 14% and approximately $18,000 or 8% in 1999 and 1998, respectively. These decreases are primarily due to the decreased salary expenses allocated from NTS Development Company following the sales of University Business Center Phases I and II. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner, on behalf of the Partnership.

Depreciation and amortization decreased approximately $544,000 or 39% and approximately $309,000 or 18% in 1999 and 1998, respectively. The decrease is the result of the sale of University Business Center Phases I and II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements, 5-30 years for amenities and the life of the lease for tenant improvements. The aggregate cost of the Partnership for Federal Tax purposes is approximately $30,084,265.

Partially offsetting all of the decreases discussed above for the twelve months ended December 31, 1999, is an increase in ownership of the Lakeshore/University II Joint Venture from 69% to 79% effective July 1, 1999. See Item 8 Note 5D for details of a capital contribution made to the Joint Venture by NTS-Properties V affecting the change in ownership.

The 1998 extraordinary item - early extinguishment of debt relates to the sale of University Business Center Phases I and II. A portion of the proceeds from the sale was used to retire a $4,358,191 mortgage payable on University Business Center Phase I (maturity of February 2008), a $5,128,872 mortgage payable on University Business Center Phase II (maturity of August 2008) and a $1,435,051 mortgage payable on Commonwealth Business Center Phase II (maturity of February
2009). As a result of the prepayment of the University Business Center Phase I and II mortgages, penalties of $348,655 and $763,995 respectively, were required by the insurance companies who held the mortgages. The Partnership's proportionate share of the University Business Center Phase II penalty was $528,914. Unamortized loan costs connected with these loans were also expensed due to the fact that the mortgages were repaid prior to their maturity.

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

-----------------------------------------------------------

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flow provided by (used in):

                                    1999            1998               1997
                                    ----            ----               ----
Operating activities          $  1,001,917     $  1,462,038       $  1,666,522
Investing activities              (116,217)      13,990,823           (431,992)
Financing activities            (2,622,168)     (11,382,557)        (1,076,984)
                              ------------     ------------       ------------
Net increase (decrease) in
 cash and equivalents         $ (1,736,468)    $  4,070,304       $    157,546
                              ============     ============        ===========

Net cash provided by operating activities decreased approximately $460,000 or 31% in 1999. The decrease was primarily driven by a decrease in net income from operations as a result of the sale of University Business Center Phases I and II in October 1998 and by changes in working capital accounts.

Net cash provided by operating activities decreased approximately $204,000 or 12% in 1998. The decrease was driven by an increase in accounts payable and other liabilities.

Net cash provided by (used in) investing activities in 1999 decreased compared to 1998 due to approximately $13,280,000 in proceeds from the sale of University Business Center Phases I and II being included in 1998 and increased capital spending and a change in ownership of the Lakeshore/University II Joint Venture (See Item 8 Note 5D) in 1999. The decrease is partially offset by approximately $1,149,000 proceeds received in 1999 from the sale of University Phase III and
2.4 acres of land  adjacent to the  Lakeshore  Business  Center (See Item 8 Note
11).

The  approximate   $14,423,000  increase  in  net  cash  provided  by  investing activities in 1998 was primarily the result of the sale of University Business Center Phase I and II.

The approximate $8,760,000 decrease in net cash used in financing activities is primarily driven by decreased principal payments offset by increased purchases of limited partnership Units and a cash distributions made in the first quarter of 1999.

The approximate $10,306,000 increase in net cash used in financing activities in 1998 was primarily the result of retirement of mortgages payable on Commonwealth Business Center II and University Business Center I and II from the proceeds of the sale of University Business Center I and II and from repurchases of limited partnership Units.

-----------------------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1999, 1998 and 1997. Distributions were funded by cash flow derived from investing activities.

                                               Cash
                         Net Income        Distributions             Return of
                         Allocated           Declared                  Capital
                         ---------           --------                  -------

Limited Partners:
     1999             $    (78,477)        $  1,252,275             $  1,252,275
     1998             $  3,956,082         $      --                $      --
     1997             $   (601,944)        $      --                $      --

General Partners:
     1999             $       (793)        $     12,649             $     12,649
     1998             $     39,961         $       --               $      --
     1997             $     (6,080)        $       --               $      --

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation.
Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves and additional financing where necessary.

As of December 31, 1999, the L/U II Joint Venture has a commitment, pursuant to a contract signed December 6, 1999, to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the
Lakeshore Business Center Development. Site work began in December 1999 and shell construction began the first quarter of 2000. The construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from the Partnership made in July 1999 and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. Construction is expected to be completed by the fourth quarter of 2000. See Item 8 Note 5D for details of the capital contribution made by the Partnership to the Lakeshore/University II Joint Venture and Note 14 for details of debt financing obtained subsequent to December 31, 1999.

The Partnership has no other material commitments for renovations or capital improvements as of December 31, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the reserve. Through October 25, 1998, (the commencement date of the First Tender Offer), the Partnership had repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 1999 was $0.

-----------------------------------------------------------

On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was January 11, 1999 and this expiration date was subsequently extended through February 5, 1999. A total of 2,458 Units were tendered, pursuant to the First Tender Offer, and the bidders accepted all Units tendered. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890 plus offering expenses.

On June 25, 1999, the Partnership commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $167.50 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was August 31, 1999. On August 18, 1999, the price was increased to $180 per Unit and the expiration date was extended to September 30, 1999. On August 31, 1999, the price was increased again to $205 per Unit and the expiration date remained September 30, 1999. A total of 2,523 Units were tendered, pursuant to the Second Tender Offer, and the Partnership accepted all Units at a total cost of $517,215 plus offering expenses. ORIG, LLC did not participate in the Second Tender Offer.

On November 5, 1999, the Partnership and ORIG, LLC (the "bidders"), commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 limited partnership Units at a price of $215 per Unit as of the date of the Third Tender Offer. The initial expiration date of the offer was December 23, 1999. On December 22, 1999, the price was increased to $230 per Unit and the expiration date was extended to December 31, 1999. A total of 1,196 Units were tendered, pursuant to the Third Tender Offer, and the bidders accepted all Units tendered. The Partnership repurchased 250 Units and ORIG, LLC repurchased 946 Units at a total costs of $275,080 plus offering expenses.

On September 17, 1999, the Partnership closed the sale of University III vacant land to Silver City Properties, Ltd. for a purchase price of $801,000.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership had a 79% interest in the Joint Venture at that date. The Partnership expects to use the net proceeds from the land sale to help fund the construction of Lakeshore Business Center Phase III as described above.

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

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties V, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advance management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT. The Yardi system is fully implemented and operational as of December 31, 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998. There have been no Year 2000 related problems with either system.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved were estimated to be approximately $60,000 over 1998 and 1999. These costs include primarily the purchase, lease and maintenance of hardware and software.

At the date of this filing the Partnership did not experience any significant operating issues relative to the Year 2000 issue. Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure of our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 2000 and beyond.

Cautionary Statements
---------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $490,000 decrease in the fair value of debt.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties V, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties V as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 24, 2000


                                NTS-PROPERTIES V
                                ----------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------


                                               1999          1998
                                               ----          ----
ASSETS
------
Cash and equivalents                      $ 2,807,198   $ 4,543,666
Cash and equivalents - restricted             117,220       208,682
Accounts receivable, net of allowance
 for doubtful accounts of $0 (1999) and
 $4,678 (1998)                                103,245        77,560
Land, buildings and amenities, net         17,008,482    16,801,857
Other assets                                  439,664       409,580
                                          -----------   -----------

                                          $20,475,809   $22,041,345
                                          ===========   ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages and notes payable               $11,726,240   $11,450,225
Accounts payable - operations                 154,958       116,056
Accounts payable - construction               125,833        47,150
Security deposits                             159,642       124,309
Other Liabilities                             159,337       111,897
                                          -----------   -----------
                                           12,326,010    11,849,637



Commitments and contingencies (Note 12)



Partners' equity                            8,149,799    10,191,708
                                          -----------   -----------

                                          $20,475,809   $22,041,345
                                          ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.


                                NTS-PROPERTIES V
                                ----------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------


                                                           1999             1998           1997
                                                           ----             ----           ----
Revenues:
---------
 Rental income, net of provision for
  doubtful accounts of $0 (1999 and 1998)
  and $3,045 (1997)                                    $  3,783,946    $  5,665,370    $ 5,831,544
 Gain on sale of assets                                      52,051       5,004,628           --
 Interest and other income                                  248,027          87,607         74,742
                                                       ------------    ------------    -----------

                                                          4,084,024      10,757,605      5,906,286
Expenses:
---------

 Operating expenses                                         920,334       1,147,506      1,189,163
 Operating expenses - affiliated                            491,956         518,742        566,492
 Write-off of unamortized land
 improvements & amenities                                    30,913          14,390           --
 Interest expense                                           901,591       1,497,171      1,753,841
 Management fees                                            221,467         332,161        352,933
 Real estate and income taxes                               378,628         498,318        576,997
 Professional and administrative
  expenses                                                  209,046         129,066        117,016
 Professional and administrative
  expenses - affiliated                                     174,341         203,157        221,034
 Depreciation and amortization                              835,018       1,378,613      1,687,488
                                                       ------------    ------------    -----------

                                                          4,163,294       5,719,124      6,464,964
                                                       ------------    ------------    -----------

Income (loss) before extraordinary item                     (79,270)      5,038,481       (558,678)
Extraordinary item - early extinguishment
 of debt                                                       --        (1,042,438)       (49,346)
                                                       ------------    ------------    -----------

Net income (loss)                                      $    (79,270)   $  3,996,043    $  (608,024)
                                                       ============    ============    ===========

Net income (loss) allocated to the limited partners:

  Income (loss) before extraordinary item              $    (78,477)   $  4,988,096    $  (553,091)

  Extraordinary item                                           --        (1,032,014)       (48,853)
                                                       ------------    ------------    -----------

  Net income (loss)                                    $    (78,477)   $  3,956,082    $  (601,944)
                                                       ============    ============    ===========
Net income (loss) per limited partnership
 Unit:
 Income (loss) before extraordinary item               $       2.39    $     144.86    $    (15.74)
 Extraordinary item                                            --            (29.97)         (1.39)
                                                       ------------    ------------    -----------

 Net income (loss)                                     $       2.39    $     114.89    $    (17.13)
                                                       ============    ============    ===========

Weighted average number of limited
 partnership Units                                           32,861          34,433         35,136
                                                       ============    ============    ===========

The accompanying notes to financial statements are an integral part of these statements.


                                NTS-PROPERTIES V
                                ----------------

                       STATEMENTS OF PARTNERS' EQUITY (1)
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                        Limited        General
                                        Partners       Partners        Total
                                        --------       --------        -----

Balances at December 31, 1996        $  7,103,578    $(121,959)   $  6,981,619
 Net loss                                (601,944)      (6,080)       (608,024)
                                     ------------    ---------    ------------
Balances at December 31, 1997           6,501,634     (128,039)      6,373,595
 Net income                             3,956,082       39,961       3,996,043
 Repurchase of Limited Partnership
  Units                                  (177,930)        --          (177,930)
                                     ------------    ---------    ------------
Balances at December 31, 1998          10,279,786      (88,078)     10,191,708
 Net loss                                 (78,477)        (793)        (79,270)
 Cash distributions                    (1,252,275)     (12,649)     (1,264,924)
 Repurchase of Limited Partnership
  Units                                  (697,715)        --          (697,715)
                                     ------------    ---------    ------------
Balances at December 31, 1999        $  8,251,319    $(101,520)   $  8,149,799
                                     ============    =========    ============


The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income.



                                NTS-PROPERTIES V
                                ----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                                      1999          1998            1997
                                                      ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                               $   (79,270)   $  3,996,043    $  (608,024)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Gain on sale of assets                              (52,051)     (5,004,628)          --
Extraordinary item-early extinguishment of
  debt                                                 --         1,042,438         49,346
  Provision for doubtful accounts                      --              --            3,045
  Write-off of unamortized land improvements
   & amenities                                       30,913          14,390           --
  Depreciation and amortization                     835,018       1,378,613      1,687,488
  Changes in assets and liabilities:
   Cash and equivalents - restricted                 25,961         (15,924)        15,134
   Accounts receivable                              (25,685)        213,944        222,718
   Other assets                                      66,672         126,932        104,065
   Accounts payable - operations                    117,585        (168,773)        28,378
   Security deposits                                 35,333         (43,288)        14,666
   Other liabilities                                 47,441         (77,709)       149,706
                                                -----------    ------------    -----------

  Net cash provided by operating activities       1,001,917       1,462,038      1,666,522
                                                -----------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of land                        1,149,317            --             --
Proceeds from sale of building before payment
 of debt                                               --        13,279,721           --
Additions to land, buildings and amenities         (762,629)       (482,942)      (431,992)
Asset held for development                             --         1,179,268           --
Change in ownership of Joint Venture               (502,905)           --             --
Other                                                  --            14,776           --
                                                -----------    ------------    -----------

  Net cash provided by (used in) investing
    activities                                     (116,217)     13,990,823       (431,992)
                                                -----------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                          --           200,000      4,585,920
Principal payments on mortgages and notes
 payable                                           (725,029)    (10,412,596)    (5,611,430)
Early principal payment penalty                        --          (877,569)          --
Decrease (increase) in loan costs                      --             8,438        (51,474)
Cash distributions                               (1,264,924)           --             --
Repurchase of limited partnership Units            (697,715)       (177,930)          --
Decrease (increase) in cash and
 equivalents - restricted                            65,500        (122,900)          --
                                                -----------    ------------    -----------
  Net cash used in financing activities          (2,622,168)    (11,382,557)    (1,076,984)
                                                -----------    ------------    -----------

  Net increase in cash and equivalents           (1,736,468)      4,070,304        157,546
                                                ===========    ============    ===========

CASH AND EQUIVALENTS, beginning of year           4,543,666         473,362        315,816
                                                ===========    ============    ===========
CASH AND EQUIVALENTS, end of year               $ 2,807,198    $  4,543,666    $   473,362
                                                ===========    ============    ===========
Interest paid on a cash basis                   $   906,179    $  1,545,240    $ 1,865,183
                                                ===========    ============    ===========

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V
                                ----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

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

         B)       Properties
                  ----------

                  The Partnership owns and operates the following properties:

                  - Commonwealth Business Center Phase II, a business center with approximately 66,000 net rentable square feet located in Louisville, Kentucky.

                  - A 90% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky.

                  - A 79% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

                           -        Lakeshore   Business  Center  Phase  I  -  a
                                    --------------------------------------
                                    business center with  approximately  103,000
                                    net  rentable  square  feet  located in Fort
                                    Lauderdale, Florida.

                           -        Lakeshore  Business  Center  Phase  II  -  a
                                    --------------------------------------
                                    business  center with  approximately  97,000
                                    net  rentable  square  feet  located in Fort
                                    Lauderdale, Florida.

                           -        Outparcel  Building Site - approximately 3.8
                                    ------------------------
                                    acres of undeveloped land adjacent to the Lakeshore Business Center development upon which construction of Lakeshore Business Center Phase III has commenced.

         C)       Allocation of Net Income (Loss) and Cash Distributions
                  ------------------------------------------------------

                  Operating Net Cash Receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received their 8% Preferred Return as defined in the partnership agreement;
                  2) to the General Partner in an amount equal to approximately 10% of the limited partners 8% Preferred Return; 3) the remainder, 90% to the limited partners and 10% to the General Partner. Net operating income (loss), exclusive of depreciation, is allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income, exclusive of depreciation, in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore their respective negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received cash distributions from all sources equal to their original capital; (3) the balance, 75% to the limited partners and 25% to the General Partner. Depreciation expense is allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying Financial Statements.

         -------------------------------------------

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

                  A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                       1999           1998             1997
                                       ----           ----             ----
Net income (loss)                 $   (79,270)     $ 3,996,043      $(608,024)

Items handled differently for
  tax purposes:

Gain/loss on sale of
 assets                            (1,765,152)        (982,892)          --
  Depreciation and
   amortization                      (177,825)         421,204        342,809
  Capitalized leasing
   costs                                2,622           11,930         14,484
  Rental income                       (32,996)          44,212        353,677
  Allowance for doubtful
   accounts                            (4,698)          (8,626)        (2,596)
  Write-off of unamortized
   tenant improvements                (24,787)          (6,314)       (39,966)
  Other                                36,379             --             --
                                  -----------      -----------      ---------
Taxable income (loss)             $(2,045,727)     $ 3,475,557      $  60,384
                                  ===========      ===========      =========

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

         -------------------------------------------

                  ------------------------------------

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

         H)       Basis of Property and Depreciation
                  ----------------------------------

                  Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 5-30 years for amenities and the life of lease for tenant improvements.

                  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the years ended December 31, 1999, 1998 and 1997 did not result in an impairment loss.

         I)       Rental Income and Capitalized Leasing Costs
                  -------------------------------------------

                  Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $24,534 and $34,901 as of December 31, 1999 and 1998, respectively.

                  All  commissions   paid  to  commercial   leasing  agents  and
                  incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

         J)       Advertising
                  -----------

                  The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1999, 1998 and 1997.

         K)       Statements of Cash Flows
                  ------------------------

                  For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

         L)       Reclassification of 1998 and 1997 Financial Statements
                  ------------------------------------------------------

                  Certain reclassifications have been made to the December 31, 1998 and 1997 financial statements to conform with December 31, 1999 classifications. These classifications have no material effect on previously reported operations.

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

3.       Interest Repurchase Reserve
         ---------------------------

         Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the reserve. Through October 25, 1998 (the commencement date of the First Tender Offer), the Partnership had repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 1999 was $0.

4.       Tender Offers
         -------------

         On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was January 11, 1999 and this expiration date was subsequently extended through February 5, 1999. A total of 2,458 Units were tendered, pursuant to the First Tender Offer, and the bidders accepted all Units tendered. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890 plus offering expenses.

         On June 25, 1999, the Partnership commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $167.50 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was August 31, 1999. On August 18, 1999, the price was increased to $180 per Unit and the expiration date was extended to September 30, 1999. On August 31, 1999, the price was increased to $205 per Unit and the expiration date remained September 30, 1999. A total of 2,523 Units were tendered, pursuant to the Second Tender Offer, and the Partnership accepted all Units at a total cost of $517,215 plus offering expenses. ORIG, LLC did not participate in the Second Tender Offer.

         On November 5, 1999, the Partnership and ORIG, LLC (the "bidders"), commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 limited partnership Units at a price of $215 per Unit as of the date of the Third Tender Offer. The initial expiration date of the offer was December 23, 1999. On December 22, 1999, the price was increased to $230 per Unit and the expiration date was extended to December 31, 1999. A total of 1,196 Units were tendered, pursuant to the Third Tender Offer, and the bidders accepted all Units tendered. The Partnership repurchased 250 Units and ORIG, LLC repurchased 946 Units at a total costs of $275,080 plus offering expenses.

5.       Investment in Joint Ventures
         ----------------------------

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

         ----------------------------------------

         A)       NTS Willows Phase II Joint Venture - Continued
                  ----------------------------------------------

                  valued at $800,000 and the Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 90% at December 31, 1999. The Partnership's share of the joint venture's revenues was $1,211,534 (1999), $1,211,384 (1998) and $1,283,576
                  (1997). The Partnership's share of the joint venture's expenses was $1,212,171 (1999), $1,207,379 (1998) and
                  $1,260,767 (1997).

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

         D)       Lakeshore/University II Joint Venture
                  -------------------------------------

                  On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (sold October 1998 - see
                  Note 11) and certain undeveloped tracts adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

         ----------------------------------------

                  -------------------------------------------------

                  Property (Net Asset Contributed)     Contributing Owner
                  --------------------------------     ------------------

                  Lakeshore Business Center           NTS-Properties IV and
                  Phase I ($6,249,667)                NTS-Properties V

                  Lakeshore Business Center           NTS-Properties Plus Ltd.
                  Phase II (-$1,023,535)

                  Undeveloped land adjacent to the    NTS - Properties Plus Ltd.
                  Lakeshore Business Center
                  Development (3.8 acres)(-$670,709)

                  Undeveloped land adjacent to the    NTS/Fort Lauderdale, Ltd.
                  Lakeshore Business Center
                  Development (2.4 acres)($27,104)

                  University Business Center          NTS-Properties V and
                  Phase II ($953,236)(Note 11)        NTS-Properties Plus Ltd.

                  Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS/Properties IV contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 79% at December 31, 1999. The Partnership's share of the joint ventures revenues was $2,122,444 (1999), $3,521,941 (1998) and
                  ($2,539,973) (1997). The Partnership's share of the joint ventures expenses was $2,157,058 (1999), $3,219,909 (1998) and
                  $3,066,313 (1997).

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

6.       Land, Buildings and Amenities
         -----------------------------

         The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                    1999          1998
                                    ----          ----

Land and improvements           $ 8,721,304   $ 8,994,279
Buildings, improvements
 and amenities                   23,406,278    21,215,905
                                -----------   -----------

                                 32,127,582    30,210,184

Less accumulated depreciation    15,119,100    13,408,327
                                -----------   -----------

                                $17,008,482   $16,801,857
                                ===========   ===========

7.       Asset Held for Development
         --------------------------

         As of December 31, 1999,  the L/U II Joint  Venture  intends to use the
         3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. See Note 12 for discussion of a contract for the construction of Lakeshore Business Center Phase III signed December 6, 1999.

8.       Mortgages Payable
         -----------------

         Mortgages payable as of December 31 consist of the following:

                                                1999              1998
                                                ----              ----
Mortgage  payable with an insurance
company  bearing  interest at fixed
rate of 8.125%, due August 1, 2008,
secured by land and building               $ 3,883,797        $ 3,642,952

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 8.125%, due August 1, 2008
secured by land and building                 3,609,836          3,385,979

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 7.2%, due January 5, 2013,
secured by land, buildings and
amenities                                    2,649,944          2,768,077

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 7.2%, due January 5, 2013,
secured by land, buildings and
amenities                                    1,582,663          1,653,217
                                           -----------        -----------
                                           $11,726,240        $11,450,225
                                           ===========        ===========


       For the Years Ended December 31,                    Amount
       -------------------------------                     ------

               2000                                   $    823,462
               2001                                        890,911
               2002                                        963,900
               2003                                      1,042,884
               2004                                      1,128,358
               Thereafter                                6,876,725
                                                       -----------
                                                       $11,726,240
                                                       ===========

         Based  on  the  borrowing  rates   currently   available  to  the
         Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $11,400,000.

9.       Rental Income Under Operating Leases
         ------------------------------------

         The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1999:

         For the Years Ended December 31,                    Amount
         --------------------------------                    ------

                           2000                          $  1,715,418
                           2001                             1,247,913
                           2002                               790,675
                           2003                               428,288
                           2004                               266,709
                           Thereafter                          34,467
                                                          -----------
                                                          $ 4,483,470
                                                          ===========

10.      Related Party Transactions
         --------------------------

         Pursuant to an agreement with the Partnership, property management fees of $221,467 (1999), $332,161 (1998) and $352,933 (1997) were paid to
         NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $39,684 and $29,004 as a repair and maintenance fee during the years ended December 31, 1999 and 1998, respectively, and has capitalized this cost as part of land, building and amenities.

         As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges included items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, building and amenities.

                          1999            1998            1997
                          ----            ----            ----
Leasing                 $261,757        $254,266        $216,100
Administrative           266,390         184,283         279,933
Property manager         226,104         324,439         353,002
Other                      7,211          22,230           5,752
                        --------        --------        --------

                        $761,462        $785,218        $854,787
                        ========        ========        ========

11.      Sale of Assets
         --------------

         On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II Joint Venture") and NTS Properties V sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser") for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 69% interest as of the date of sale. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of approximately $10,672,643 ($4,739,261 for Phase I and $5,933,382 for
         Phase II) on these properties. During October 1998, a portion of the proceeds was also used to pay the outstanding debt balance of $1,447,195 on Commonwealth Business Center Phase II. NTS-Properties V reflected a gain of approximately $5,000,000 associated with this sale in the fourth quarter of 1998. NTS-Properties V used a portion of the remaining proceeds after pay down of mortgages to make a $37.50 per unit distribution totaling $1,252,275 paid to the limited partners during the first quarter of 1999.

         On September 17, 1999, NTS-Properties V closed on the sale of University Phase III vacant land to Silver City Properties Ltd. for a purchase price of $801,000. In March 1999, NTS-Properties V sold a portion of the University Phase III land to Orange County Florida for $216,648 for which Silver City Properties, Ltd. received net condemnation proceeds of $145,824. The Partnership reflects a loss of approximately $23,000 associated with this sale in the third quarter of 1999.

         On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a sales price of $528,405. The Partnership reflects a gain of approximately $75,000 associated with this sale in the third quarter of 1999.

12.      Commitments and Contingencies
         -----------------------------

         Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint has a commitment to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from the Partnership made in July 1999 and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. NTS-Properties Plus and NTS-Properties IV, which prior to July 1, 1999 had a 12% and 18% interest respectively, in the L/U II Joint Venture were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. NTS- Properties Plus, together with NTS-Properties IV agreed that NTS- Properties V would make the capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest would, as a result, decrease to 8% and 12% respectively. See Item 8 Note 14 for information of debt financing obtained for the construction of Lakeshore Business Center Phase III subsequent to December 31, 1999.

13.      Segment Reporting
         -----------------

         The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to an apartment complex known as The Willows of Plainview Phase II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and II. In addition, the table below includes the properties known as University Business Center Phases I and II up until their disposition in October 1998 (see Note 11 for details of this transaction).

         The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                                              1999

                                       Residential          Commercial           TOTAL
                                       -----------          ----------           -----
Rental income                          $ 1,209,798         $ 2,574,148        $ 3,783,946
Other income                                 1,736               7,278              9,014
                                       -----------         -----------        -----------
Total net revenues                     $ 1,211,534         $ 2,581,426        $ 3,792,960
                                       ===========         ===========        ===========
Operating expenses                     $   417,294         $   994,996        $ 1,412,290
Write-off of unamortized land
 improvements and amenities                 30,383                 530             30,913
Interest expense                           312,631                --              312,631
Management fees                             64,756             156,711            221,467
Real estate taxes                           59,221             297,248            356,469
Professional and administrative            135,450                --              135,450
Depreciation expense                       192,436             578,272            770,708
                                       -----------         -----------        -----------
Net income (loss)                      $      (637)        $   553,669        $   553,032
                                       ===========         ===========        ===========
Net income (loss)
Land, buildings and amenities,
 net                                   $ 3,654,867         $13,094,688        $16,749,555
                                       ===========         ===========        ===========
Expenditures for land,
 buildings and amenities               $    70,835         $   679,602        $   750,437
                                       ===========         ===========        ===========
Segment liabilities                    $ 4,429,124         $   405,911        $ 4,835,035
                                       ===========         ===========        ===========

         -----------------------------

                                                              1998

                                      Residential          Commercial              TOTAL
                                      -----------          ----------              -----
Rental income                          $1,204,762        $  4,460,608         $  5,665,370
Other income                                6,622              20,733               27,355
Gain on sale of assets                       --            (3,099,716)          (3,099,716)
                                       ----------        ------------         ------------
Total net revenues                     $1,211,384        $  1,381,625         $  2,593,009
                                       ==========        ============         ============
Operating expenses                     $  481,674        $  1,184,574         $  1,666,248
Write Off of unamortized land
 improvements and amenities                14,109                 281               14,390
Interest expense                          330,418             813,525            1,143,943
Management fees                            60,350             271,811              332,161
Real estate taxes                          52,701             420,086              472,787
Professional and administrative            81,270                --                 81,270
Depreciation expense                      186,857           1,026,857            1,213,714
                                       ----------        ------------         ------------
Net income (loss) before
 extraordinary item                    $    4,005        $ (2,335,509)        $ (2,331,504)
Extraordinary item - early
 extinguishment of debt                      --              (597,188)            (597,188)
                                       ----------        ------------         ------------
Net income (loss)                      $    4,005        $ (2,932,697)        $ (2,928,692)
                                       ==========        ============         ============
Land, buildings and amenities,
 net                                   $3,866,398        $ 12,919,052         $ 16,785,450
                                       ==========        ============         ============
Expenditures for land,
 buildings and amenities               $  138,231        $    328,304         $    466,535
                                       ==========        ============         ============
Segment liabilities                    $4,568,302        $  7,355,004         $ 11,923,306
                                       ==========        ============         ============

                                                             1997

                                       Residential          Commercial            TOTAL
                                       -----------          ----------            -----
Rental income                          $ 1,228,350         $ 4,603,194        $  5,831,544
Other income                                55,226               8,968              64,194
                                       -----------         -----------        ------------
Total net revenues                     $ 1,283,576         $ 4,612,162        $  5,895,738
                                       ===========         ===========        ============
Operating expenses                     $   450,118         $ 1,305,537        $  1,755,655
Interest expense                           341,390             934,842           1,276,232
Management fees                             61,217             291,716             352,933
Real estate taxes                           52,436             497,924             550,360
Professional and administrative            117,390                --               117,390
Depreciation expense                       188,962           1,287,372           1,476,334
                                       -----------         -----------        ------------
Net income (loss) before
 extraordinary item                    $    72,063         $   294,771        $    366,834
Extraordinary item - early
 extinguishment of debt                    (49,346)               --               (49,346)
                                       -----------         -----------        ------------
Net income (loss)                      $    22,717         $   294,771        $    317,488
                                       ===========         ===========        ============
Land, buildings and amenities,
 net                                   $ 3,920,638         $23,108,249        $ 27,028,887
                                       ===========         ===========        ============
Expenditures for land,
 buildings and amenities               $    28,892         $   403,100        $    431,992
                                       ===========         ===========        ============
Segment liabilities                    $ 4,758,365         $11,773,240        $ 16,531,605
                                       ===========         ===========        ============


     ----------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                 1999                1998                 1997
                                                 ----                ----                 ----
NET REVENUES
------------
Total revenues for reportable
 segments                                    $ 3,792,960         $  2,593,009         $ 5,895,738
Other income for partnership                     239,013               60,252              10,548
Gain (loss) on sale of assets                     52,051            8,104,344                --
                                             -----------         ------------         -----------
Total consolidated net revenues              $ 4,084,024         $ 10,757,605         $ 5,906,286
                                             ===========         ============         ===========

INTEREST EXPENSE
----------------
Interest expense for reportable
 segments                                    $   312,631         $  1,143,943         $ 1,276,232
Interest expense for partnership
 level                                           588,960              353,228             477,609
                                             -----------         ------------         -----------
Total interest expense                       $   901,591         $  1,497,171         $ 1,753,841
                                             ===========         ============         ===========

REAL ESTATE AND INCOME TAXES
----------------------------
Total real estate taxes for
 reportable segments                         $   356,469         $    472,787         $   550,360
Real estate and income taxes for
 partnership                                      22,159               25,531              26,637
                                             -----------         ------------         -----------
Total real estate taxes                      $   378,628         $    498,318         $   576,997
                                             ===========         ============         ===========

PROFESSIONAL AND ADMINISTRATIVE
-------------------------------
Total professional and admin for
 reportable segments                         $   135,450         $     81,270         $   117,390
Professional and admin for
 partnership level                               247,937              250,953             220,660
                                             -----------         ------------         -----------
Total professional and administrative        $   383,387         $    332,223         $   338,050
                                             ===========         ============         ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization
 for reportable segments                     $   770,708         $  1,213,714         $ 1,476,334
Depreciation and amortization for
 partnership level                                33,329              152,608             198,863
Eliminations                                      30,981               12,291              12,291
                                             -----------         ------------         -----------
Total depreciation and amortization          $   835,018         $  1,378,613         $ 1,687,488
                                             ===========         ============         ===========

NET INCOME (LOSS) BEFORE
------------------------
 EXTRAORDINARY ITEM
 ------------------
Net income (loss) before
 extraordinary item for reportable
  segments                                   $   553,032         $ (2,331,504)        $   366,834
Net income (loss) before
 extraordinary item for partnership             (636,575)           6,822,212          (1,416,751)
Eliminations                                       4,273              547,773             491,239
                                             -----------         ------------         -----------
Total net income (loss) before
 extraordinary item                          $   (79,270)        $  5,038,481         $  (558,678)
                                             ===========         ============         ===========

EXTRAORDINARY ITEM-EARLY
------------------------
 EXTINGUISHMENT OF DEBT
 ----------------------
Total extraordinary item for
 reportable segments                          $     --           $   (597,188)        $   (49,346)
Extraordinary item for partnership                  --               (445,250)               --
                                             -----------         ------------         -----------
Total extraordinary item-early
 extinguishment of debt                       $     --           $ (1,042,438)        $   (49,346)
                                             ===========         ============         ===========

TOTAL NET INCOME (LOSS)                      $   (79,270)        $  3,996,043         $  (608,024)
                                             ===========         ============         ===========


                            (Continued on next page)


                                                1999              1998                 1997
                                                ----              ----                 ----
LAND, BUILDINGS AND AMENITIES
-----------------------------
Total land, buildings and amenities
 for reportable segments                    $16,749,555        $ 16,785,450         $27,028,887
Partnership level                               258,927              16,407                --
                                            -----------        ------------         -----------
Total land, buildings and amenities,
 net                                        $17,008,482        $ 16,801,857         $27,028,887
                                            ===========        ============         ===========

TOTAL EXPENDITURES
------------------
Total expenditures for land,
 buildings and amenities for
 reportable segments                        $   750,437        $    466,535         $   431,992
Expenditures for land, buildings and
 amenities for partnership level                 12,192              16,407                --
                                            -----------        ------------         -----------
Total expenditures for land,
 buildings and amenities                    $   762,629        $    482,942         $   431,992
                                            ===========        ============         ===========

LIABILITIES
-----------
Total liabilities for reportable
 segments                                   $ 4,835,035        $ 11,923,306         $16,531,605
Liabilities for partnership                   7,490,975             (73,669)          5,807,698
                                            -----------        ------------         -----------
Total liabilities                           $12,326,010        $ 11,849,637         $22,339,303
                                            ===========        ============         ===========



14.     Subsequent Events
        -----------------

        Subsequent to December 31, 1999, ORIG, LLC., an affiliate of the partnership purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment dated February 7, 2000, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 1,604 Interests in the Partnership from one of the investors for total consideration of $425,949 or an average price of $265.55 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offer because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

        Subsequent to December 31, 1999, NTS-Properties Plus, with the Lakeshore/University II Joint Venture, serving as guarantor has obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The funds will be used by the Lakeshore/University II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

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

The partners of NTS-Properties Associates V are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 58) is the managing General Partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin
--------------

Mr. Lavin (age 46) President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firm's expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 41), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Mr. Richard L. Good, who was Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 11. Management Remuneration and Transactions
         ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS Development Company provides certain other services to the Partnership. See Note 10 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1999, 1998 and 1997.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocation and cash distributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of March 6, 1999.

     Oceanridge Investments, Ltd.
     6110 North Ocean Blvd, #37
     Boynton Beach , Florida 33435                        2,632 Units (8.50%)

     Oceanridge Investments, Ltd. is a limited partnership controlled by members of the family of Mr. J.D. Nichols, a general partner of the General Partner of the Partnership.

     ORIG, LLC
     10172 Linn Station Road
     Louisville, Kentucky 40223                           4,432 Units (14.47%)

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Pursuant to an  agreement  with the  Partnership,  property  management  fees of
$221,467  (1999),   $332,161  (1998)  and  $352,933  (1997)  were  paid  to  NTS
Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $39,684 and $29,004 as a repair and maintenance fee during the years ended December 31, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                          1999            1998            1997
                          ----            ----            ----

Leasing agents          $261,757        $254,266        $216,100
Administrative           266,390         184,283         279,933
Property manager         226,104         324,439         353,002
Other                      7,211          22,230           5,752
                        --------        --------        --------

                        $761,462        $785,218        $854,787
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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

1.   Financial statements

        The financial statements for the years ended December 31, 1999, 1998 and 1997 together with the report of Arthur Andersen LLP, dated March 24, 2000, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

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

4.   Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1999.



                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------

                                                   Commonwealth                               Lakeshore
                                                     Business           The Willows           Business
                                                      Center            of Plainview            Center
                                                     Phase II            Phase II              Phase I
                                                     --------            --------              -------
Encumbrances                                                                (A)                  (A)

Initial cost to partnership:
  Land                                                  $  946,039        $1,604,739        $ 2,250,741
  Buildings and improvements                             1,574,747         5,654,188          3,592,918
Cost capitalized subsequent
 to acquisition

  Improvements                                           2,324,074           201,794          2,675,386
  Other (B)                                                   --                --           (1,351,170)
  Other (C)                                                   --                --            1,480,559
Gross amount at which carried December 31, 1999:

  Land                                                  $1,001,187        $1,623,570        $ 2,137,627
  Buildings and improvements                             3,843,673         5,837,151          6,510,807
                                                        ----------        ----------        -----------

  Total                                                 $4,844,860        $7,460,721        $ 8,648,434
                                                        ==========        ==========        ===========

Accumulated depreciation                                $2,848,544        $3,718,652        $ 4,464,922
                                                        ==========        ==========        ===========

Date of construction                                          9/85              8/85               5/86
Date acquired                                                  N/A               N/A                N/A
Life at which depreciation in                                  (D)               (D)                (D)
 latest income statement is
 computed

    (A) First mortgage held by an insurance company.

    (B) Represents NTS-Properties V's decreased interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

    (C) Represents NTS-Properties V's increased interest in Lakeshore Business Center Phase I as a result of a capital contribution made by the Partnership to the Lakeshore /University II Joint Venture in July 1999. See Note 5D.

    (D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the life of the lease for tenant improvements.



                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------

                                                            Lakeshore           Land Held
                                                             Business            for Sale
                                                              Center              and/or                Total
                                                             Phase II           Development          Pages 48-49
                                                             --------           -----------          -----------
Encumbrances                                                     (A)

Initial cost to partnership:
  Land                                                      $  2,554,955         $ 1,953,868         $  9,310,342
  Buildings and improvements                                   5,849,946                --             16,671,799
Cost capitalized subsequent to
 acquisition

  Improvements                                                  (148,090)           (993,160)           4,060,004
  Other (B)                                                         --                  --             (1,351,170)
  Other (C)                                                    1,761,935             170,191            3,412,685
Gross amount at which carried December 31, 1999 (D):

  Land                                                      $  2,932,127         $ 1,026,793         $  8,721,304
  Buildings and improvements                                   7,086,619             104,106           23,382,356
                                                            ------------         -----------         ------------

  Total (F)                                                 $ 10,018,746         $ 1,130,899         $ 32,103,660
                                                            ============         ===========         ============

Accumulated depreciation                                    $  4,084,590           $    --           $ 15,116,708
                                                            ============         ===========         ============

Date of construction                                            N/A                  N/A
Date acquired                                                  01/95                 N/A
Life at which depreciation in
 latest income statement is
 computed                                                       (E)

    (A) First mortgage held by an insurance company.

    (B)  Represents NTS-Properties V's increased interest in University Business
         Center   Phase   II   as   a   result   of   the   formation   of   the
         Lakeshore/University II Joint Venture in 1995.

    (C) Represents NTS-Properties V's increased interest in Lakeshore Business Center Phase II and land held by the Lakeshore/University II Joint Venture as a result of a capital contribution made by the Partnership to the Lakeshore /University II Joint Venture in July 1999. See Note 5D.

    (D)  Aggregate cost of real estate for tax purposes is $30,084,265.
    (E) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the life of the lease for tenant improvements.

    (F)  Total Gross Cost at December 31,1999                      $ 32,103,660

              Additions to the Partnership
              for Computer software and
              hardware in 1998 and 1999                                  23,922
                                                                    -----------
              Balance at December 31, 1999                           32,127,582

              Less Accumulated depreciation
               - per above                                          (15,116,708)
              Less Accumulated depreciation
               - computer equipment                                      (2,392)
                                                                   ------------
              Land, buildings and amenities,
              net at December 31, 1999                             $ 17,008,482
                                                                    ===========


                                NTS-PROPERTIES V,
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------


                                         Real              Accumulated
                                        Estate            Depreciation
                                        ------            ------------

Balances at December 31, 1996        $ 46,027,481         $ 17,622,865

 Additions during period:
 Improvements (a)                          98,269                 --
 Depreciation (b)                            --              1,473,905

Deductions during period:
 Retirements                              (71,288)             (71,195)
                                     ------------         ------------

Balances at December 31, 1997        $ 46,054,462         $ 19,025,575

 Additions during period:
 Improvements (a)                         474,474                 --
 Depreciation (b)                            --                812,939

Deductions during period:
 Retirements (c)                      (16,318,752)          (6,430,187)
                                     ------------         ------------

Balances at December 31, 1998        $ 30,210,184         $ 13,408,327

 Additions during period:
 Improvements (a)                         803,597                 --
 Depreciation (b)                            --                829,159
 Other (d)                              2,383,511            1,023,300
Deductions during period:
 Retirements (e)                       (1,269,710)            (141,686)
                                     ------------         ------------

Balances at December 31, 1999        $ 32,127,582         $ 15,119,100
                                     ============         ============


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

(c) Result of Sale of University Business Center Phases I and II on October 6, 1998.

(d) Represents NTS-Properties V's increased interest in the Lakeshore/University II Joint Venture as a result of a capital contribution made by the Partnership to Joint Venture in July 1999. See
         Item 8 Note 5D.

(e)      Result of the sale of University III Vacant Land by the Partnership and
         2.4 acres of land by the Lakeshore/University II Joint Venture.
         See Item 8 Note 11.

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

                                            NTS-PROPERTIES V, a Maryland Limited
                                            ------------------------------------
                                            Partnership
                                            -----------
                                                        (Registrant)

                                           BY:      NTS-Properties Associates V,
                                                    General Partner
                                                    BY: NTS Capital Corporation,
                                                        General Partner

                                           /s/Gregory A. Wells
                                           -------------------------------------
                                           Gregory A. Wells
                                           Senior Vice President and
                                           Chief Financial Officer of
                                           NTS Capital Corporation

Date: March 30,2000



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

              Signature                                Title
              ---------                                -----

/s/ J.D. Nichols                        General Partner of NTS-Properties
-----------------------------------
J. D. Nichols                           Associates V and Chairman of the
                                        Board and Sole Director of
                                        NTS Capital Corporation

/s/ Brian F. Lavin                      President and Chief Operating Officer
-----------------------------------
Brian F. Lavin                          of NTS Capital Corporation



/s/ Gregory A. Wells                    Senior Vice President and
-----------------------------------
Gregory A. Wells                        Chief Financial Officer of
                                        NTS Capital Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners.