Form 10-Q
period 2000-03-31
NTS PROPERTIES V
filed 2000-05-12
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 2000
                              --------------------------------------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934




For the transition period from                       to
                              -----------------------  -------------------------


Commission File Number                        0-13400
                      ----------------------------------------------------------


                NTS-PROPERTIES V, A Maryland Limited Partnership
--------------------------------------------------------------------------------
              (Exact name of registrants specified in its charter)


         Maryland                                         61-1051452
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)




  10172 Linn Station Road
  Louisville, Kentucky                                     40223
-------------------------------                  -------------------------------
(Address of principal executive                            (Zip Code)
offices)



                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                TABLE OF CONTENTS


                                                                           Pages

                                     PART I

Item 1.   Financial Statements

          Balance Sheets and Statement of Partners' Equity
            as of March 31, 2000 and December 31, 1999                         3

          Statements of Operations
            for the three months ended March 31, 2000 and 1999                 4

          Statements of Cash Flows
            for the three months ended March 31, 2000 and 1999                 5

          Notes To Financial Statements                                     6-12

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            13-19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          20


                                     PART II

Item 1.   Legal Proceedings                                                   21

Item 2.   Changes in Securities                                               21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Security Holders                 21

Item 5.   Other Information                                                   21

Item 6.   Exhibits and Reports on Form 8-K                                    21

Signatures                                                                    22

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------


                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                                       As of               As of
                                                  March 31, 2000     December 31, 1999 *
                                                  --------------     -------------------
                                                    (Unaudited)
ASSETS
------
Cash and equivalents                                $ 2,553,496            $ 2,807,198
Cash and equivalents - restricted                       149,932                117,220
Accounts receivable                                      97,191                103,245
Land, buildings and amenities, net                   17,193,070             17,008,482
Other assets                                            509,770                439,664
                                                    -----------            -----------
  TOTAL ASSETS                                      $20,503,459            $20,475,809
                                                    ===========            ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                   $11,523,151            $11,726,240
Accounts payable                                        560,985                280,791
Security deposits                                       170,948                159,642
Other liabilities                                       246,052                159,337
                                                    -----------            -----------
  TOTAL LIABILITIES                                  12,501,136             12,326,010

COMMITMENTS AND CONTINGENCIES (Note 9)

Partners' equity                                      8,002,323              8,149,799
                                                    -----------            -----------
  TOTAL LIABILITIES AND PARTNERS' EQUITY            $20,503,459            $20,475,809
                                                    ===========            ===========




                                       Limited          General
                                       Partners         Partner               Total
                                       --------         -------               -----

PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                      $ 30,582,037      $        100      $ 30,582,137
Net income (loss) - prior years        (4,676,912)           66,556        (4,610,356)
Net loss - current year                  (146,001)           (1,475)         (147,476)
Cash distributions declared to
 date                                 (16,641,480)         (168,177)      (16,809,657)
Repurchase of Limited
 Partnership Units                     (1,012,325)             --          (1,012,325)
                                      ------------      ------------      ------------
Balances at March 31, 2000           $  8,105,319      $   (102,996)     $  8,002,323
                                      ============      ============      ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                   Three Months Ended
                                                       March 31,
                                                       ---------
                                                      (Unaudited)

                                                2000                    1999
                                                ----                    ----

REVENUES:
---------
 Rental income                              $   981,701             $   935,185
 Interest and other income                       36,726                  50,048
                                             -----------             -----------
                                              1,018,427                 985,233
                                             -----------             -----------
EXPENSES:
---------
 Operating expenses                             223,880                 208,661
 Operating expenses - affiliated                126,930                 133,756
 Loss on disposal of assets                     146,335                   9,833

 Interest expense                               221,643                 220,531
 Management fees                                 55,607                  52,367
 Real estate taxes                              100,201                  93,050
 Professional and administrative
  expenses                                       34,916                  50,414
 Professional and administrative
  expenses - affiliated                          32,578                  46,150
 Depreciation and amortization .                223,813                 200,080
                                             -----------             -----------
                                              1,165,903               1,014,842
                                             -----------             -----------

Net loss                                    $  (147,476)            $   (29,609)
                                             ===========             ===========

Net loss allocated
 to the Limited Partners                    $  (146,001)            $   (29,313)
                                             ===========             ===========
Net loss per Limited
 Partnership Unit                           $     (4.77)            $     (0.87)
                                             ===========             ===========
Weighted average number of
 Limited Partnership Units                       30,621                  33,674
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



                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                          (Unaudited)

                                                      2000               1999
                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                         $  (147,476)      $   (29,609)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Loss on disposal of assets                         146,335             9,833
  Depreciation and amortization                      223,813           200,080
  Changes in assets and liabilities:
   Cash and equivalents - restricted                 (90,212)          (69,455)
   Accounts receivable                                 6,054           (43,358)
   Other assets                                      (70,106)          (72,446)
   Accounts payable                                  280,194            98,608
   Security deposits                                  11,306             8,476
   Other liabilities                                  86,714            74,147
                                                  -----------       -----------
  Net cash provided by operating activities          446,622           176,276
                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities          (554,735)          (93,311)
Proceeds from sale of assets                            --             216,649
                                                  -----------       -----------
  Net cash (used in) provided by
   investing activities                             (554,735)          123,338
                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable             (203,089)         (171,710)
Cash distributions                                      --          (1,264,925)
Repurchase of Limited Partnership Units                 --            (123,000)
Cash and equivalents - restricted                     57,500           123,000
Distribution payable                                    --              12,649
                                                  -----------       -----------
  Net cash used in financing activities             (145,589)       (1,423,986)
                                                  -----------       -----------
  Net decrease in cash and equivalents              (253,702)       (1,124,372)
                                                  -----------       -----------
CASH AND EQUIVALENTS, beginning of period          2,807,198         4,543,666
                                                  -----------       -----------
CASH AND EQUIVALENTS, end of period              $ 2,553,496       $ 3,419,294
                                                  ===========       ===========
Interest paid on a cash basis                    $   227,481       $   221,821
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

                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities Exchange Commission on March 31, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2000 and 1999.

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

2.        Concentration of Credit Risk
          ----------------------------

          NTS-Properties V owns and operates or has a Joint Venture investment in commercial rental properties in Kentucky (Louisville) and Florida
          (Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space. The Partnership also has a Joint Venture investment in a residential rental property in Louisville, Kentucky.

3.        Cash and Equivalents - Restricted
          ---------------------------------

          Cash and equivalents - restricted represents 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies, and 3) funds reserved by the Partnership for repurchase of Limited Partnership Units (1999 balance only).

4.        Basis of Property and Depreciation
          ----------------------------------

          Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

4.        Basis of Property and Depreciation - Continued
          ----------------------------------------------

          Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended March 31, 2000 and 199 did not result in any impairment loss.

5.        Mortgages Payable
          -----------------

          Mortgages payable consist of the following:


                                                  March 31,         December 31,
                                                    2000               1999
                                                    ----               ----

          Mortgage payable with an
          insurance company, bearing
          interest at a fixed rate of
          8.125%, due August 1, 2008,
          secured by land and building.         $  3,805,727        $  3,883,797

          Mortgage payable with an
          insurance company, bearing
          interest at fixed rate of 8.125%,
          due August 1, 2008, secured by
          land and building.                       3,537,273           3,609,836

          Mortgage payable with an
          insurance company, bearing
          interest at a fixed rate of 7.2%,
          due January 5, 2013, secured by
          land, buildings and amenities.           2,617,102           2,649,944

          Mortgage payable with an
          insurance company, bearing
          interest at fixed rate of 7.2%,
          due January 5, 2013, secured by
          land, buildings and amenities.
                                                   1,563,049           1,582,663
                                                ------------        ------------

                                                $ 11,523,151        $ 11,726,240
                                                ============        ============

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $11,244,000.

6.        Reclassification of 1999 Financial Statements
          ---------------------------------------------

          Certain reclassifications have been made to the March 31, 1999 and December 31, 1999 financial statements to conform to the March 31, 2000 classifications. These reclassifications have no effect on previously reported operations.

7.        Related Party Transactions
          --------------------------

          Pursuant to an agreement with the Partnership, property management fees of $55,607 and $52,367 for the three months ended March 31, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs which relate to capital improvements. The Partnership incurred $29,263 and $3,221 as repair and maintenance fees for the three months ended March 31, 2000 and 1999, respectively, and has capitalized these costs as part of land, buildings and amenities.

          As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                Three Months Ended
                                                      March 31,
                                                      ---------
                                            2000                    1999
                                            ----                    ----
            Administrative               $  49,996               $  55,524
            Leasing                         59,410                  68,600
            Property Management             81,098                  73,288
            Other                              537                  10,049
                                         ---------               ---------

                                         $ 191,041               $ 207,461
                                         =========               =========

          On February 7, 2000, ORIG, LLC., (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 1,604 Interests in the Partnership for a total consideration of $425,949 or an average price of $265.55 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

8.        Transactions Affecting the Investment in Lakeshore/University II Joint
          ----------------------------------------------------------------------
          Venture
          -------

          On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture (L/U II Joint Venture). The other Partners in the Joint Venture did not make capital contributions at that time. Accordingly, the ownership percentages of the other Partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties V's percentage of ownership in the Joint Venture is 79.45%, as compared to 69.23% prior to July 1, 1999.

9.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

          Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing.

10.       Segment Reporting
          -----------------

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

          The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

          -----------------------------

                                       Three Months Ended March 31, 2000
                                       ---------------------------------

                                    Residential      Commercial         Total
                                    -----------      ----------         -----


Rental income                       $ 281,155        $ 700,546        $ 981,701
Interest and other income                 863            4,816            5,679
                                    ---------        ---------        ---------
Total net revenues                  $ 282,018        $ 705,362        $ 987,380
                                    ---------        ---------        ---------

Operating expenses and
 operating expenses -
 affiliated                           113,648          237,122          350,770
Loss on disposal of assets             41,855          104,480          146,335
Interest expense                       76,281          145,362          221,643
Management fees                        14,051           41,556           55,607
Real estate taxes                      15,045           85,156          100,201
Depreciation and amortization          48,671          158,522          207,193
                                    ---------        ---------        ---------
Net loss                            $ (27,533)       $ (66,836)       $ (94,369)
                                    =========        =========        =========



                                         Three Months Ended March 31, 1999
                                         ---------------------------------

                                    Residential       Commercial         Total
                                    -----------       ----------         -----


Rental income                         $317,957         $617,228         $935,185
Interest and other income                1,695           21,622           23,317
                                      --------         --------         --------
Total net revenues                    $319,652         $638,850         $958,502
                                      --------         --------         --------


Operating expenses and
 operating expenses -
 affiliated                            108,553          233,864          342,417
Loss on disposal of assets               9,833             --              9,833
Interest expense                        78,572          141,959          220,531
Management fees                         16,189           36,178           52,367
Real estate taxes                       13,028           73,638           86,666
Depreciation and amortization           47,680          141,195          188,875
                                      --------         --------         --------
Net income                            $ 45,797         $ 12,016         $ 57,813
                                      ========         ========         ========

          -----------------------------

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                       Three Months Ended
                                                            March 31,
                                                            ---------

                                                        2000            1999
                                                        ----            ----

NET REVENUES
------------
Total revenues for reportable segments              $   987,380     $   958,502
Other income for Partnership                            (92,814)         59,477
Eliminations                                            123,861         (32,746)
                                                     -----------     -----------
Total consolidated net revenues                     $ 1,018,427     $   985,233
                                                     ===========     ===========

OPERATING EXPENSES
------------------

Total operating expenses for reportable segments    $   350,770     $   342,417
Total operating expenses for Partnership                     40            --
                                                     -----------     -----------
Total operating expenses                            $   350,810     $   342,417
                                                     ===========     ===========

REAL ESTATE TAXES
-----------------
Total real estate taxes for reportable segments     $   100,201     $    86,666
Total real estate taxes for Partnership                    --             6,384
                                                     -----------     -----------
Total real estate taxes                             $   100,201     $    93,050
                                                     ===========     ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
 reportable segments                                $   207,193     $   188,875
Depreciation and amortization for
 Partnership                                              8,874           3,459
Eliminations                                              7,746           7,746
                                                     -----------     -----------
Total depreciation and amortization                 $   223,813     $   200,080
                                                     ===========     ===========

NET INCOME (LOSS)
-----------------
Total net income (loss) for reportable segments     $   (94,369)    $    57,813
Total net loss for Partnership                         (169,222)        (46,930)
Eliminations                                            116,115         (40,492)
                                                     -----------     -----------
Total net loss                                      $  (147,476)    $   (29,609)
                                                     ===========     ===========

11.       Subsequent Events
          -----------------

          On April 24, 2000, the Lakeshore/University II Joint Venture obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The funds will be used by the Lakeshore/University II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in
Item 1 and the Cautionary Statements below.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial office buildings and an apartment complex. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                            2000(1)        1999
                                                            -------        ----
  Wholly-owned Properties
  -----------------------

  Commonwealth Business Center Phase II                       88%           79%

  Property Owned in Joint Venture with
  ------------------------------------
  NTS-Properties IV (Ownership % at March 31, 2000)
  -------------------------------------------------

  The Willows of Plainview Phase II (90.30%) (2)              91%           99%

  Properties Owned Through Lakeshore/University II Joint
  ------------------------------------------------------
  Venture (L/U II Joint Venture)
  ------------------------------

  Lakeshore Business Center Phase I (3)                       76%           72%
  Lakeshore Business Center Phase II (2) (3)                  79%           85%

1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.
2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
3) Ownership percentage was 79.45% as of March 31, 2000 and 69.23% as of March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

The average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:

                                                           Three Months Ended
                                                                March 31,
                                                                ---------

                                                              2000         1999
                                                              ----         ----

  Wholly-owned Properties
  -----------------------

  Commonwealth Business Center Phase II                        87%          79%

  Property Owned in Joint Venture with
  ------------------------------------
  NTS-Properties IV  (Ownership % at March 31, 2000)
  -----------------  -------------------------------

  The Willows of Plainview Phase II (90.30%) (1)               89%          94%

  Properties Owned Through Lakeshore/University II Joint
  ------------------------------------------------------
  Venture (L/U II Joint Venture)
  ------------------------------

  Lakeshore Business Center Phase I (1) (2)                    76%          79%
  Lakeshore Business Center Phase II (1) (2)                   78%          85%

1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
2) Ownership percentage was 79.45% as of March 31, 2000 and 69.23% as of March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

---------------------------------

Rental and other income generated by the Partnership's properties for the three months ended March 31, 2000 and 1999 was as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------

                                                            2000           1999
                                                            ----           ----

  Wholly-owned Properties
  -----------------------

  Commonwealth Business Center Phase II                  $ 164,571      $149,091

  Property Owned in Joint Venture with
  ------------------------------------
  NTS-Properties IV  (Ownership % at March 31, 2000)
  -----------------  -------------------------------

  The Willows of Plainview Phase II (90.30%)             $ 282,018      $319,652

  Properties Owned Through Lakeshore/University II Joint
  ------------------------------------------------------
  Venture (L/U II Joint Venture)
  ------------------------------

  Lakeshore Business Center Phase I (1)                  $ 272,716      $241,076
  Lakeshore Business Center Phase II (1)                 $ 268,075      $230,965

1) Represents ownership percentage of 79.45% for the three months ended March 31, 2000 and 69.23% for the three months ended March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending March 31, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $47,000 or 5% for three months ended March 31, 2000, as compared to the same period in 1999. The increase is due primarily to an increase in average occupancy at Commonwealth Business Center Phase II and an increase in common area maintenance income at Lakeshore Business Center Phases I and II. A decrease in rental income at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II resulting from a decrease in average occupancy partially offsets the increase.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are representative of the entire period's results.

---------------------------------

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 2000 and 1999. As of March 31, 2000 no action is being taken against any tenants to collect funds through the remedies discussed above.

Interest and other income decreased approximately $13,000 or 26% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of a decrease in cash reserves available for investment due to the funding of Lakeshore Business Center Phase III construction.

Operating expenses increased approximately $15,000 or 7% for the three months ended March 31, 2000, as compared to the same period in 1999, due primarily to increased landscape maintenance and janitorial services at Lakeshore Business Center Phases I and II and Commonwealth Business Center Phase II.

Operating expenses - affiliated decreased $6,800 or 5% for the three months ended March 31, 2000, as compared to the same period in 1999, due to decreased overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

The 2000 and 1999 loss on disposal of assets can be attributed to the retirement of assets at The Willows of Plainview II and Lakeshore Business Center Phases I and II. The retirements are the result of common area improvements and new alarm system installations. The loss represents the cost to retire assets which were not fully depreciated at the time of replacement.

Real estate taxes increased approximately $7,000 or 8% for the three months ended March 31, 2000, as compared to the same periods in 1999, as a result of an increased assessment at The Willows of Plainview II. Partially offsetting the increase is the sale of 2.4 acres of land owned by the Lakeshore/University II Joint Venture in July 1999.

Professional and administrative expenses decreased approximately $15,500 or 31% for the three months ended March 31, 2000, as compared to the same period in 1999, primarily as a result of decreased legal and accounting fees.

Professional and administrative expenses - affiliated decreased $13,500 or 29% for the three months ended March 31, 2000, as compared to the same period in 1999,as a result of decreased salary costs due to personnel changes. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization increased approximately $24,000 or 12% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of an increase in ownership of the Lakeshore/University II Joint Venture as described below.

---------------------------------

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $30,084,265.

Contributing to all of the increases discussed above is an increase in ownership of the Lakeshore/University II Joint Venture from 69.23% to 79.45% effective July 1, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

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

Cash flow provided by (used in):


                                        2000                        1999
                                        ----                        ----
     Operating activities          $   446,622                $   176,276
     Investing activities             (554,735)                   123,338
     Financing activities             (145,589)                (1,423,986)
     Net decrease in cash and       -----------                -----------
      equivalents                  $  (253,702)               $(1,124,372)
                                    ===========                ===========


Net cash provided by operating activities increased approximately $270,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The increase was primarily driven by an increase in accounts payable and by changes in other working capital accounts.

Net cash used in investing activities increased approximately $678,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The increase is the result of increased capital expenditures primarily at the Lakeshore Business Center Development.

Net cash used in financing activities decreased approximately $1,278,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease was primarily the result of a $1,252,000 cash distribution paid to the Limited Partners in March 1999. No distributions were paid during the three months ended March 31, 2000.

-----------------------------------------------------------

The table below presents that portion of the distributions which represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1999. No distributions were made during the three months ended March 31, 2000.


                                               Cash
                           Net Loss        Distributions        Return of
                          Allocated          Declared            Capital
                          ---------          --------            -------

 Limited Partners
      2000                 (146,001)             --                  --
      1999                  (29,313)         1,252,275           1,252,275

 General Partners
      2000                   (1,475)             --                  --
      1999                     (296)            12,649              12,649

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations and the construction of Lakeshore Business Center Phase III as described below. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction commenced in December 1999 and cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing.

The Partnership has no other material commitments for renovations or capital improvements as of March 31, 2000.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. A leasing agent, an employee of NTS Development
Company, located at the Lakeshore Business Center Development, handles the leasing and renewal negotiations at Lakeshore Business Center Phases I, II and
III. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, who handle all on-site visits from potential tenants, make visits to local companies to promote fully furnished units, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

-----------------------------------------------------------

Leases at the Partnership's commercial properties provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties V, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California replaced PILOT. The Yardi system was fully implemented and operational as of December 31, 1999. There have been no Year 2000 related problems with the system.

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved were approximately $60,000 during 1999 and 1998. These costs include primarily purchase, lease and maintenance of hardware and software.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At March 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximately $469,000 decrease in the fair value of the debt.

PART II. OTHER INFORMATION
         -----------------

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

             Exhibit 27. Financial Data Schedule

         (b) Reports on Form 8-K:

             None.

Items 1,2 and 4 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, NTS-Properties V, a Maryland Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     NTS-PROPERTIES V,
                                        ----------------------------------------
                                             A Maryland Limited Partnership
                                                     (Registrant)

                                        By:   NTS-Properties Associates V,
                                              General Partner
                                              By:       NTS Capital Corporation,
                                                        General Partner


                                        /s/ Gregory A. Wells
                                        ----------------------------------------
                                        Gregory A. Wells
                                        Senior Vice President and
                                        Chief Financial Officer of
                                        NTS Capital Corporation




Date: May 12, 2000