Form 10-K/A
period 1999-12-31
NTS PROPERTIES V
filed 2000-07-14
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                        FORM 10-K/A (Amendment Number 1)

                                   (Mark One)

X        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
--       SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended               December 31, 1999
                                   --------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------

         Commission file number                     0-13400
                               ------------------------------------------------

                 NTS-PROPERTIES V, a Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                              61-1051452
---------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

         10172 Linn Station Road

      Louisville, Kentucky                                          40223
---------------------------------                            ------------------
(Address of principal executive                                   (Zip Code)
offices)

Registrant's telephone number, including area code:            (502) 426-4800
                                                            --------------------

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

In the Statements of Operations, as filed on March 31, 2000, for the Years Ended December 31, 1999, 1998 and 1997, brackets were inadvertently omitted on the line items "Income (loss) before extraordinary item" and "Net income (loss)" for the period ended December 31, 1999, under the heading "Net income (loss) per Limited Partnership Unit." This submission corrects that omission.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

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

                                                             ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 24, 2000




                                NTS-PROPERTIES V
                                ----------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------



                                                  1999                1998
                                                  ----                ----
ASSETS
------
Cash and equivalents                            $2,807,198         $4,543,666
Cash and equivalents - restricted                  117,220            208,682
Accounts receivable, net of allowance
 for doubtful accounts of $0 (1999) and
 $4,678 (1998)                                     103,245             77,560
Land, buildings and amenities, net              17,008,482         16,801,857
Other assets                                       439,664            409,580
                                              ------------        -----------

                                               $20,475,809        $22,041,345
                                              ============        ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages and notes payable                    $11,726,240        $11,450,225
Accounts payable - operations                      154,958            116,056
Accounts payable - construction                    125,833             47,150
Security deposits                                  159,642            124,309
Other Liabilities                                  159,337            111,897
                                              ------------       ------------
                                                12,326,010         11,849,637



Commitments and contingencies (Note 12)



Partners' equity                                 8,149,799         10,191,708
                                              ------------        -----------

                                               $20,475,809        $22,041,345
                                              ============        ===========


The accompanying notes to financial statements are an integral part of these statements.




                                NTS-PROPERTIES V
                                ----------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------


                                                                 1999                 1998                 1997
                                                                 ----                 ----                 ----
Revenues:
---------
Rental income, net of provision for
 doubtful accounts of $0 (1999 and 1998)
 and $3,045 (1997)                                            $3,783,946           $5,665,370           $5,831,544
Gain on sale of assets                                            52,051            5,004,628                   --
Interest and other income                                        248,027               87,607               74,742
                                                             -----------          -----------           ----------

                                                               4,084,024           10,757,605            5,906,286
Expenses:
---------

Operating expenses                                               920,334            1,147,506            1,189,163
Operating expenses - affiliated                                  491,956              518,742              566,492
Write-off of unamortized land
 improvements & amenities                                         30,913               14,390                   --
Interest expense                                                 901,591            1,497,171            1,753,841
Management fees                                                  221,467              332,161              352,933
Real estate and income taxes                                     378,628              498,318              576,997
Professional and administrative
 expenses                                                        209,046              129,066              117,016
Professional and administrative
 expenses - affiliated                                           174,341              203,157              221,034
Depreciation and amortization                                    835,018            1,378,613            1,687,488
                                                             -----------          -----------           ----------

                                                               4,163,294            5,719,124            6,464,964
                                                             -----------          -----------           ----------

Income (loss) before extraordinary item                          (79,270)           5,038,481             (558,678)
Extraordinary item - early extinguishment
 of debt                                                              --           (1,042,438)             (49,346)
                                                             -----------          -----------          -----------

Net income (loss)                                               $(79,270)          $3,996,043            $(608,024)
                                                             ===========          ===========          ===========

Net income (loss) allocated to the limited partners:

 Income (loss) before extraordinary item                        $(78,477)          $4,988,096            $(553,091)

 Extraordinary item                                                   --           (1,032,014)             (48,853)
                                                             -----------          -----------          -----------

 Net income (loss)                                              $(78,477)          $3,956,082            $(601,944)
                                                             ===========          ===========          ===========
Net income (loss) per limited partnership
 Unit:
 Income (loss) before extraordinary item                          $(2.39)             $144.86              $(15.74)
 Extraordinary item                                                   --               (29.97)               (1.39)
                                                             -----------          -----------          -----------

Net income (loss)                                                $(2.39)             $114.89              $(17.13)
                                                             ===========          ===========          ===========

Weighted average number of limited
 partnership Units                                                32,861               34,433               35,136
                                                             ===========          ===========           ==========


The accompanying notes to financial statements are an integral part of these statements.




                                NTS-PROPERTIES V
                                ----------------

                       STATEMENTS OF PARTNERS' EQUITY (1)
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                            Limited              General
                                            Partners             Partners              Total
                                            --------             --------              -----
Balances at December 31, 1996              $7,103,578            $(121,959)          $6,981,619
 Net loss                                    (601,944)              (6,080)            (608,024)
                                          -----------          -----------          -----------
Balances at December 31, 1997               6,501,634             (128,039)           6,373,595
 Net income                                 3,956,082               39,961            3,996,043
 Repurchase of Limited Partnership
  Units                                      (177,930)                  --             (177,930)
                                          -----------          -----------          -----------
Balances at December 31, 1998              10,279,786              (88,078)          10,191,708
 Net loss                                     (78,477)                (793)             (79,270)
 Cash distributions                        (1,252,275)             (12,649)          (1,264,924)
 Repurchase of Limited Partnership
  Units                                      (697,715)                  --             (697,715)
                                          -----------          -----------          -----------
Balances at December 31, 1999              $8,251,319            $(101,520)          $8,149,799
                                          ===========          ===========           ==========



The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income.




                                NTS-PROPERTIES V
                                ----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                                           1999                1998                 1997
                                                           ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------
Net income (loss)                                        $(79,270)          $3,996,043            $(608,024)

Adjustments to reconcile net loss to net
 cash provided by operating activities:
Gain on sale of assets                                    (52,051)          (5,004,628)                  --
Extraordinary item-early extinguishment of
 debt                                                          --            1,042,438               49,346
Provision for doubtful accounts                                --                   --                3,045
Write-off of unamortized land improvements
 & amenities                                               30,913               14,390                   --
Depreciation and amortization                             835,018            1,378,613            1,687,488
Changes in assets and liabilities:
 Cash and equivalents - restricted                         25,961              (15,924)              15,134
 Accounts receivable                                      (25,685)             213,944              222,718
 Other assets                                              66,672              126,932              104,065
 Accounts payable - operations                            117,585             (168,773)              28,378
 Security deposits                                         35,333              (43,288)              14,666
 Other liabilities                                         47,441              (77,709)             149,706
                                                     ------------         ------------           ----------

 Net cash provided by operating activities              1,001,917            1,462,038            1,666,522
                                                     ------------         ------------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Proceeds from sale of land                              1,149,317                   --                   --
Proceeds from sale of building before payment
 of debt                                                       --           13,279,721                   --
Additions to land, buildings and amenities               (762,629)            (482,942)            (431,992)
Asset held for development                                     --            1,179,268                   --
Change in ownership of Joint Venture                     (502,905)                  --                   --
Other                                                          --               14,776                   --
                                                     ------------         ------------           ----------

 Net cash provided by (used in) investing
  activities                                             (116,217)          13,990,823             (431,992)
                                                     ------------         ------------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                  --              200,000            4,585,920
Principal payments on mortgages and notes
 payable                                                 (725,029)         (10,412,596)          (5,611,430)
Early principal payment penalty                                --             (877,569)                  --
Decrease (increase) in loan costs                              --                8,438              (51,474)
Cash distributions                                     (1,264,924)                  --                   --
Repurchase of limited partnership Units                  (697,715)            (177,930)                  --
Decrease (increase) in cash and
 equivalents - restricted                                  65,500             (122,900)                  --
                                                     ------------         ------------           ----------

 Net cash used in financing activities                 (2,622,168)         (11,382,557)          (1,076,984)
                                                     ------------         ------------           ----------

 Net increase in cash and equivalents                  (1,736,468)           4,070,304              157,546
                                                     ============          ===========           ==========

CASH AND EQUIVALENTS, beginning of year                 4,543,666              473,362              315,816
                                                     ============          ===========           ==========

CASH AND EQUIVALENTS, end of year                      $2,807,198           $4,543,666             $473,362
                                                     ============          ===========           ==========

Interest paid on a cash basis                            $906,179           $1,545,240           $1,865,183
                                                     ============          ===========           ==========



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

                  A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                       1999           1998             1997
                                       ----           ----            ----
Net income (loss)                    $(79,270)      $3,996,043      $(608,024)

Items handled differently for
 tax purposes:

Gain/loss on sale of
 assets                            (1,765,152)        (982,892)            --
 Depreciation and
  amortization                       (177,825)         421,204        342,809
 Capitalized leasing
  costs                                 2,622           11,930         14,484
 Rental income                        (32,996)          44,212        353,677
 Allowance for doubtful
  accounts                             (4,698)          (8,626)        (2,596)
 Write-off of unamortized
  tenant improvements                 (24,787)          (6,314)       (39,966)
 Other                                 36,379               --             --
                                  -----------      -----------        -------

Taxable income (loss)             $(2,045,727)      $3,475,557        $60,384
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

                  Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of the joint venture properties, in substance, is not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with

         -------------------------------------------

         F)       Joint Venture Accounting - Continued
                  ------------------------------------

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

         ----------------------------------------

         D)       Lakeshore/University II Joint Venture - Continued
                  -------------------------------------------------

                  Property (Net Asset Contributed)     Contributing Owner
                  -------------------------------     ------------------
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

6.       Land, Buildings and Amenities
         -----------------------------

         The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                           1999                  1998
                                           ----                  ----

Land and improvements                   $8,721,304           $8,994,279
Buildings, improvements
 and amenities                          23,406,278           21,215,905
                                       -----------          -----------

                                        32,127,582           30,210,184

Less accumulated depreciation           15,119,100           13,408,327
                                       -----------          -----------

                                       $17,008,482          $16,801,857
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

8.       Mortgages Payable
         -----------------

         Mortgages payable as of December 31 consist of the following:

                                               1999                    1998
                                               ----                    ----
Mortgage payable with an insurance
company bearing interest at
fixed rate of 8.125%,
due August 1, 2008,

secured by land and building                  $3,883,797           $3,642,952
Mortgage payable with an insurance
company bearing interest at a fixed
rate of 8.125%, due August 1, 2008
secured by land and building                   3,609,836            3,385,979

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 7.2%, due January 5, 2013,
secured by land, buildings and
amenities                                      2,649,944            2,768,077

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 7.2%, due January 5, 2013,
secured by land, buildings and
amenities                                      1,582,663            1,653,217
                                            ------------          -----------
                                             $11,726,240          $11,450,225
                                            ============          ===========


       For the Years Ended December 31,                        Amount
       --------------------------------                        ------

                    2000                                   $    823,462
                    2001                                        890,911
                    2002                                        963,900
                    2003                                      1,042,884
                    2004                                      1,128,358
                    Thereafter                                6,876,725
                                                              ---------

                                                            $11,726,240

         Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $11,400,000.

9.       Rental Income Under Operating Leases
         ------------------------------------

         The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1999:


         For the Years Ended December 31,                        Amount
         --------------------------------                        ------

                      2000                                   $  1,715,418
                      2001                                      1,247,913
                      2002                                        790,675
                      2003                                        428,288
                      2004                                        266,709
                      Thereafter                                   34,467
                                                                ---------

                                                              $ 4,483,470

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

                                                              1999

                                        Residential            Commercial                TOTAL
                                        -----------            ----------                -----
Rental income                             $1,209,798            $2,574,148           $3,783,946
Other income                                   1,736                 7,278                9,014
                                        ------------          ------------           ----------
Total net revenues                        $1,211,534            $2,581,426           $3,792,960
                                        ============          ============           ==========
Operating expenses                          $417,294              $994,996           $1,412,290
Write-off of unamortized land
 improvements and amenities                   30,383                   530               30,913
Interest expense                             312,631                    --              312,631
Management fees                               64,756               156,711              221,467
Real estate taxes                             59,221               297,248              356,469
Professional and administrative              135,450                    --              135,450
Depreciation expense                         192,436               578,272              770,708
                                        ------------          ------------           ----------
Net income (loss)                              $(637)             $553,669             $553,032
                                        ============          ============           ==========
Net income (loss)
Land, buildings and amenities,
 net                                      $3,654,867           $13,094,688          $16,749,555
                                        ============          ============           ==========
Expenditures for land,
 buildings and amenities                     $70,835              $679,602             $750,437
                                        ============          ============           ==========
Segment liabilities                       $4,429,124              $405,911           $4,835,035
                                        ============          ============           ==========


         -----------------------------

                                                                 1998

                                        Residential            Commercial                TOTAL
                                        -----------            ----------                -----
Rental income                            $1,204,762            $4,460,608             $5,665,370
Other income                                  6,622                20,733                 27,355
Gain on sale of assets                            -            (3,099,716)            (3,099,716)
                                        -----------          ------------            -----------
Total net revenues                       $1,211,384            $1,381,625             $2,593,009
                                       ============          ============             ==========
Operating expenses                         $481,674            $1,184,574             $1,666,248
Write Off of unamortized land
 improvements and amenities                  14,109                   281                 14,390
Interest expense                            330,418               813,525              1,143,943
Management fees                              60,350               271,811                332,161
Real estate taxes                            52,701               420,086                472,787
Professional and administrative              81,270                    --                 81,270
Depreciation expense                        186,857             1,026,857              1,213,714
                                       ------------          ------------             ----------
Net income (loss) before
 extraordinary item                          $4,005           $(2,335,509)           $(2,331,504)
Extraordinary item - early
 extinguishment of debt                          --              (597,188)              (597,188)
                                       ------------          ------------            -----------
Net income (loss)                            $4,005           $(2,932,697)           $(2,928,692)
                                       ============          ============            ===========
Land, buildings and amenities,
 net                                     $3,866,398           $12,919,052            $16,785,450
                                       ============          ============             ==========
Expenditures for land,
 buildings and amenities                   $138,231              $328,304               $466,535
                                       ============          ============             ==========
Segment liabilities                      $4,568,302            $7,355,004            $11,923,306
                                       ============          ============             ==========


                                                               1997

                                         Residential            Commercial                TOTAL
                                         -----------            ----------                -----
Rental income                             $1,228,350            $4,603,194            $5,831,544
Other income                                  55,226                 8,968                64,194
                                        ------------          ------------            ----------
Total net revenues                        $1,283,576            $4,612,162            $5,895,738
                                        ============          ============            ==========
Operating expenses                          $450,118            $1,305,537            $1,755,655
Interest expense                             341,390               934,842             1,276,232
Management fees                               61,217               291,716               352,933
Real estate taxes                             52,436               497,924               550,360
Professional and administrative              117,390                    --               117,390
Depreciation expense                         188,962             1,287,372             1,476,334
                                        ------------          ------------            ----------
Net income (loss) before
 extraordinary item                          $72,063              $294,771              $366,834
Extraordinary item - early
 extinguishment of debt                      (49,346)                   --               (49,346)
                                        ------------          ------------           -----------
Net income (loss)                            $22,717              $294,771              $317,488
                                        ============          ============            ==========
Land, buildings and amenities,
 net                                      $3,920,638           $23,108,249           $27,028,887
                                        ============          ============            ==========
Expenditures for land,
 buildings and amenities                     $28,892              $403,100              $431,992
                                        ============          ============            ==========
Segment liabilities                       $4,758,365           $11,773,240           $16,531,605
                                        ============          ============            ==========


        ----------------------------

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:



                                                  1999                   1998                    1997
                                                  ----                   ----                    ----
NET REVENUES
------------
Total revenues for reportable
 segments                                       $3,792,960             $2,593,009            $5,895,738
Other income for partnership                       239,013                 60,252                10,548
Gain (loss) on sale of assets                       52,051              8,104,344                    --
                                               -----------            -----------               -------
Total consolidated net revenues                 $4,084,024            $10,757,605            $5,906,286
                                               ===========            ===========            ==========

INTEREST EXPENSE
----------------
Interest expense for reportable
 segments                                         $312,631             $1,143,943            $1,276,232
Interest expense for partnership
 level                                             588,960                353,228               477,609
                                               -----------            -----------            ----------
Total interest expense                            $901,591             $1,497,171            $1,753,841
                                               ===========            ===========            ==========

REAL ESTATE AND INCOME TAXES
----------------------------
Total real estate taxes for
 reportable segments                              $356,469               $472,787              $550,360
Real estate and income taxes for
 partnership                                        22,159                 25,531                26,637
                                               -----------            -----------            ----------
Total real estate taxes                           $378,628               $498,318              $576,997
                                               ===========            ===========            ==========

PROFESSIONAL AND ADMINISTRATIVE
-------------------------------
Total professional and admin for
 reportable segments                              $135,450                $81,270              $117,390
Professional and admin for
 partnership level                                 247,937                250,953               220,660
                                               -----------            -----------            ----------
Total professional and administrative             $383,387               $332,223              $338,050
                                               ===========            ===========            ==========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization
 for reportable segments                          $770,708             $1,213,714            $1,476,334
Depreciation and amortization for
 partnership level                                  33,329                152,608               198,863
Eliminations                                        30,981                 12,291                12,291
                                               -----------            -----------            ----------
Total depreciation and amortization               $835,018             $1,378,613            $1,687,488
                                               ===========            ===========            ==========

NET INCOME (LOSS) BEFORE
------------------------
 EXTRAORDINARY ITEM
 ------------------
Net income (loss) before
 extraordinary item for reportable
  segments                                        $553,032            $(2,331,504)             $366,834
Net income (loss) before
 extraordinary item for partnership               (636,575)             6,822,212            (1,416,751)
Eliminations                                         4,273                547,773               491,239
                                               -----------            -----------            ----------
Total net income (loss) before
 extraordinary item                               $(79,270)            $5,038,481             $(558,678)
                                               ===========            ===========           ===========

EXTRAORDINARY ITEM-EARLY
------------------------
 EXTINGUISHMENT OF DEBT
 ----------------------
Total extraordinary item for
 reportable segments                              $     --              $(597,188)             $(49,346)
Extraordinary item for partnership                      --               (445,250)                   --
                                               -----------            -----------               -------
Total extraordinary item-early
 extinguishment of debt                           $     --            $(1,042,438)             $(49,346)
                                               ===========            ===========           ===========

TOTAL NET INCOME (LOSS)                           $(79,270)            $3,996,043             $(608,024)
                                               ===========            ===========           ===========

                            (Continued on next page)






13. Segment Reporting - Continued
    -----------------------------

                                                1999                  1998                    1997
                                                ----                  ----                    ----
LAND, BUILDINGS AND AMENITIES
-----------------------------
Total land, buildings and amenities
 for reportable segments                      $16,749,555           $16,785,450           $27,028,887
Partnership level                                 258,927                16,407                    --
                                              -----------           -----------                ------
Total land, buildings and amenities,
 net                                          $17,008,482           $16,801,857           $27,028,887
                                               ==========           ===========            ==========

TOTAL EXPENDITURES
------------------
Total expenditures for land,
 buildings and amenities for
 reportable segments                             $750,437              $466,535              $431,992
Expenditures for land, buildings and
 amenities for partnership level                   12,192                16,407                    --
                                              -----------           -----------                ------
Total expenditures for land,
 buildings and amenities                         $762,629              $482,942              $431,992
                                              ===========           ===========            ==========

LIABILITIES
-----------
Total liabilities for reportable
 segments                                      $4,835,035           $11,923,306           $16,531,605
Liabilities for partnership                     7,490,975               (73,669)            5,807,698
                                              -----------           -----------            ----------
Total liabilities                             $12,326,010           $11,849,637           $22,339,303
                                              ===========           ===========            ==========


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

                                           NTS-PROPERTIES V, a Maryland Limited
                                           -------------------------------------
                                           Partnership
                                           -----------
                                                        (Registrant)

                                            BY:     NTS-Properties Associates V,
                                                    General Partner
                                                    BY: NTS Capital Corporation,
                                                        General Partner

                                            /s/ Gregory A. Wells
                                            ------------------------------------
                                            Senior Vice President and
                                            Chief Financial Officer of
                                            NTS Capital Corporation

Date: July 14, 2000



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

/s/ Brian F. Lavin
-----------------------------------        President and Chief Operating Officer
Brian F. Lavin                             of NTS Capital Corporation



/s/ Gregory A. Wells
-----------------------------------        Senior Vice President and
Gregory A. Wells                           Chief Financial Officer of
                                           NTS Capital Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners.