Form 10-Q
period 2000-06-30
NTS PROPERTIES V
filed 2000-08-11
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------   --------------------------

Commission File Number                          0-13400
                      ----------------------------------------------------------

                NTS-PROPERTIES V, A Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   61-1051452
------------------------------------        ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

         10172 Linn Station Road
         Louisville, Kentucky                             40223
------------------------------------        ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                              [X] Yes           [ ] No

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Balance Sheets as of June 30, 2000 and December 31, 1999           3

        Statement of Partners' Equity as of June 30, 2000                  3

        Statements of Operations for the three months and six months ended
             June 30, 2000 and 1999                                        4

        Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999                                        5

        Notes to Financial Statements                                      6-14

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           15-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk         22

                                     PART II
                                     -------

Item 1. Legal Proceedings                                                  23

Item 2. Changes in Securities                                              23

Item 3. Defaults Upon Senior Securities                                    23

Item 4. Submission of Matters to a Vote of Security Holders                23

Item 5. Other Information                                                  23

Item 6. Exhibits and Reports on Form 8-K                                   23

Signatures                                                                 24

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------

                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------


                                                  As of               As of
                                                 June 30,          December 31,
                                                   2000               1999*
                                                   ----               -----
                                               (Unaudited)
ASSETS
------
Cash and equivalents                           $ 1,741,044         $ 2,807,198
Cash and equivalents - restricted                  239,265             117,220
Accounts receivable                                 53,670             103,245
Land, buildings and amenities, net              17,946,822          17,008,482
Other assets                                       493,934             439,664
                                               -----------         -----------
      TOTAL ASSETS                             $20,474,735         $20,475,809
                                               ===========         ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                              $11,319,390         $11,726,240
Accounts payable                                   592,287             280,791
Security deposits                                  160,507             159,642
Other liabilities                                  342,839             159,337
                                               -----------         -----------
      TOTAL LIABILITIES                         12,415,023          12,326,010

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                 8,059,712           8,149,799
                                               -----------         -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY         $20,474,735         $20,475,809
                                               ===========         ===========


                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                                  Limited            General
                                                  Partners           Partner           Total
                                                  --------           -------           ----
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs    $ 30,582,037      $        100     $ 30,582,137
Net income (loss) - prior years                   (4,676,912)           66,556       (4,610,356)
Net loss - current year                              (89,186)             (901)         (90,087)
Cash distributions declared to date              (16,641,480)         (168,177)     (16,809,657)
Repurchase of Limited Partnership Units           (1,012,325)               --       (1,012,325)
                                                -------------     -------------    -------------
BALANCES AT JUNE 30, 2000                       $  8,162,134      $   (102,422)    $  8,059,712
                                                =============     =============    =============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 31, 2000.

The accompanying notes to financial statements are an integral part of these statements.

                                NTS PROPERTIES V,
                                -----------------
                          A Maryland Limited Partnership
                          ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                    Three Months                 Six Months
                                                       Ended                        Ended
                                                      June 30,                     June 30,
                                                      --------                     --------
                                                  2000          1999         2000           1999
                                                  ----          ----         ----           ----

REVENUES
--------
Rental income                                $ 1,028,385   $  959,708    $2,010,085     $1,880,494
Interest and other income                         75,373       38,530       112,099         83,025
                                             -----------   -----------   -----------    -----------
     TOTAL REVENUES                            1,103,758      998,238     2,122,184      1,963,519
                                             -----------   -----------   -----------    -----------
EXPENSES
--------
Operating expenses                              269,088       223,430       492,966        422,637
Operating expenses - affiliated                 123,357       104,667       250,287        238,423
Loss on disposal of assets                           --        15,067       146,335         24,899
Interest expense                                205,523       218,371       427,166        438,902
Management fees                                  58,712        55,207       114,319        107,574
Real estate taxes                                90,311        84,701       190,512        167,237
Professional and administrative expenses         37,130        55,339        72,046        105,753
Professional and administrative expenses
  - affiliated                                   35,347        39,604        67,925         85,754
Depreciation and amortization                   226,902       199,396       450,715        399,475
                                             -----------   -----------   -----------    -----------
     TOTAL EXPENSES                           1,046,370       995,782     2,212,271      1,990,654
                                             -----------   -----------   -----------    -----------
Net income (loss)                            $   57,388    $    2,456    $  (90,087)    $  (27,135)
                                             ===========   ===========   ===========    ===========

Net income (loss) allocated to the Limited
  Partners                                   $   56,814    $    2,431    $  (89,186)    $  (26,863)
                                             ===========   ===========   ===========    ===========
Net income (loss) per Limited Partnership
  Unit                                       $     1.86    $      .07    $    (2.91)    $    (0.80)
                                             ===========   ===========   ===========    ===========
Weighted average number of Limited
   Partnership Units                             30,621        33,394        30,621         33,533
                                             ===========   ===========   ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                          Six Months Ended
                                                               June 30,
                                                               --------
                                                         2000           1999
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                           $   (90,087)     $   (27,135)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on disposal of assets                         146,335           24,899
    Depreciation and amortization                      450,715          399,475
    Changes in assets and liabilities:
      Cash and equivalents - restricted               (179,545)          (5,128)
      Accounts receivable                               49,575          (53,321)
      Other assets                                     (71,511)         (90,777)
      Accounts payable                                 311,496           41,751
      Security deposits                                    865           33,762
      Other liabilities                                183,502          171,633
                                                   ------------     ------------
     Net cash provided by operating activities         801,345          495,159
                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities         (1,518,149)         (34,928)
                                                   ------------     ------------
     Net cash used in investing activities          (1,518,149)         (34,928)
                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable               (406,850)        (339,876)
Cash distributions                                          --       (1,264,925)
Capital contributions                                       --          (30,770)
Repurchase of Limited Partnership Units                     --         (123,000)
Cash and equivalents - restricted                       57,500          (44,500)
                                                   ------------     ------------
     Net cash used in financing activities            (349,350)      (1,803,071)
                                                   ------------     ------------
     Net decrease in cash and equivalents           (1,066,154)      (1,342,840)

CASH AND EQUIVALENTS, beginning of period            2,807,198        4,543,666
                                                   ------------     ------------
CASH AND EQUIVALENTS, end of period                $ 1,741,044      $ 3,200,826
                                                   ------------     ------------
Interest paid on a cash basis                      $   450,985      $   440,180
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

                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 31, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2000 and 1999.

1.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   Reclassification of 1999 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the June 30, 1999 and December 31, 1999 financial statements to conform to the June 30, 2000 classifications. These reclassifications have no effect on previously reported operations.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units (1999 balance only).

5.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the

     ----------------------------------------------
     estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended June 30, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                    June 30,       December 31,
                                                     2000             1999
                                                     ----             ----

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.125%, due August 1, 2008,
     secured by land and building.                $ 3,726,062     $ 3,883,797

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.125%, due August 1, 2008,
     secured by land and buildings.                 3,463,227       3,609,836

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities.      2,585,767       2,649,944

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities.      1,544,334       1,582,663
                                                  -----------     -----------
                                                  $11,319,390     $11,726,240
                                                  ===========     ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $11,050,000.

7.   Related Party Transactions
     --------------------------

     Property management fees of $114,319 and $107,574 for the six months ended June 30, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements.

     --------------------------------------

     The Partnership has incurred $81,838 and $10,922 for the six months ended June 30, 2000 and 1999, respectively, as repair and maintenance fees, and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                           Six Months Ended
                                               June 30,
                                               --------
                                       2000                 1999
                                       ----                 ----

     Leasing                         $103,839             $117,956
     Administrative                   101,775              124,492
     Property Management              147,625              106,050
     Other                              2,564               15,351
                                     --------             --------
                                     $355,803             $363,849
                                     ========             ========

     On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 1,604 Interests in the Partnership for total consideration of $425,949, or an average price of $265.55 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

8.   Transactions  Affecting  the  Investment in  Lakeshore/University  II Joint
     ---------------------------------------------------------------------------
     Venture
     -------

     On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The other Partners in the Joint Venture did not make capital contributions at that time. Accordingly, the ownership percentages of the other Partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties V's percentage of ownership in the Joint Venture is 79.45%, as compared to 69.23% prior to July 1, 1999. See Note 12 for details of a contribution made to the L/U II Joint Venture subsequent to June 30, 2000.

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

     -----------------------------------------

     The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

     Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of June 30, 2000, the L/U II Joint Venture has incurred approximately $1,761,000 in expenses for the construction of Lakeshore Business Center Phase III.

     On April 24, 2000, the L/U II Joint Venture obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate, as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

     As of June 30, 2000, the L/U II Joint Venture has a commitment for approximately $66,000 for tenant improvements on 31,338 square feet at Lakeshore Business Center Phases I and II. The Partnership's share of this commitment is approximately $52,400 and will be funded from cash flows from operations. The L/U II Joint Venture also has a commitment for approximately $45,700 for tenant improvements on 4,689 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $36,300 and will be funded from the debt financing discussed above. The construction for these projects has commenced and is expected to be completed during the third quarter of 2000.

     The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $158,900 and will be funded from cash flows from operations.

10.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to an apartment community known as The Willows of Plainview Phase II. The commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

     -----------------------------

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership's management evaluated performance based on stand-alone operating segment net income.

                                                Three Months Ended June 30, 2000
                                                --------------------------------

                                              Residential  Commercial      Total
                                              -----------  ----------      -----

Rental income                                 $  310,034   $  718,351   $1,028,385
Interest and other income                            845        3,638        4,483
                                              ----------   ----------   ----------
     Total net revenues                       $  310,879   $  721,989   $1,032,868
                                              ----------   ----------   ----------

Operating expenses and operating expenses -
  affiliated                                  $  136,135   $  247,331   $  383,466
Interest expense                                  74,787      130,736      205,523
Management fees                                   15,802       42,910       58,712
Real estate taxes                                 15,095       75,216       90,311
Depreciation and amortization                     49,213      161,244      210,457
                                              ----------   ----------   ----------
     Total expenses                           $  291,032   $  657,437   $  948,469
                                              ----------   ----------   ----------
     Net income                               $   19,847   $   64,552   $   84,399
                                              ==========   ==========   ==========



                                               Three Months Ended June 30, 1999
                                               --------------------------------

                                             Residential  Commercial     Total
                                             -----------  ----------     -----

Rental income                                 $ 320,256   $ 639,452    $ 959,708
Interest and other income                            --     (17,525)     (17,525)
                                              ----------  ----------   ----------
     Total net revenues                       $ 320,256   $ 621,927    $ 942,183
                                              ----------  ----------   ----------
Operating expenses and operating expenses -
  affiliated                                  $ 106,182   $ 215,063    $ 321,245
Loss on disposal of assets                       15,067          --       15,067
Interest expense                                 78,887     139,484      218,371
Management fees                                  16,758      38,449       55,207
Real estate taxes                                13,028      63,161       76,189
Depreciation and amortization                    48,371     139,820      188,191
                                              ----------  ----------   ----------
     Total expenses                           $ 278,293   $ 595,977    $ 874,270
                                              ----------  ----------   ----------
     Net income                               $  41,963   $  25,950    $  67,913
                                              ==========  ==========   ==========


    -----------------------------

                                                  Six Months Ended June 30, 2000
                                                  ------------------------------

                                             Residential   Commercial      Total
                                             -----------   ----------      -----

Rental income                                $   591,189   $ 1,418,896   $ 2,010,085
Interest and other income                          1,707         8,454        10,161
                                             ------------  ------------  ------------
     Total net revenues                      $   592,896   $ 1,427,350   $ 2,020,246
                                             ------------  ------------  ------------
Operating expenses and operating expenses -
  affiliated                                 $   249,780   $   484,453   $   734,233
Loss on disposal of assets                        41,855       104,480       146,335
Interest expense                                 151,069       276,097       427,166
Management fees                                   29,854        84,465       114,319
Real estate taxes                                 30,140       160,372       190,512
Depreciation and amortization                     97,884       319,766       417,650
                                             ------------  ------------  ------------
     Total expenses                          $   600,582   $ 1,429,633   $ 2,030,215
                                             ------------  ------------  ------------
     Net loss                                $    (7,686)  $    (2,283)  $    (9,969)
                                             ============  ============  ============



                                                  Six Months Ended June 30, 1999
                                                  ------------------------------

                                             Residential   Commercial      Total
                                             -----------   ----------      -----

Rental income                                $    619,955  $  1,260,539  $  1,880,494
Interest and other income                              --           239           239
                                             ------------  ------------  ------------
     Total net revenues                      $    619,955  $  1,260,778  $  1,880,733
                                             ------------  ------------  ------------
Operating expenses and operating expenses -
  affiliated                                 $    194,784  $    459,425  $    654,209
Loss on disposal of assets                         24,899            --        24,899
Interest expense                                  157,459       281,443       438,902
Management fees                                    32,947        74,627       107,574
Real estate taxes                                  26,055       126,285       152,340
Depreciation and amortization                      96,051       281,015       377,066
                                             ------------  ------------  ------------
     Total expenses                          $    532,195  $  1,222,795  $  1,754,990
                                             ------------  ------------  ------------
     Net income                              $     87,760  $     37,983  $    125,743
                                             ============  ============  ============


     -----------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                          Three Months Ended
                                                               June 30,
                                                               --------
                                                             2000          1999
                                                             ----          ----

NET REVENUES
------------
Total revenues for reportable segments                  $ 1,032,868   $   942,183
Other income for Partnership                                130,278       101,135
Eliminations                                                (59,388)      (45,080)
                                                        ------------  ------------
     Total consolidated net revenues                    $ 1,103,758   $   998,238
                                                        ============  ============
OPERATING EXPENSES AND OPERATING
--------------------------------
  EXPENSES -  AFFILIATED
  ----------------------

Total operating expenses and operating expenses -
  affiliated for reportable segments                    $   383,466   $   321,245
Operating expenses and operating expenses - affiliated
  for Partnership                                             8,979         6,852
                                                        ------------  ------------
     Total operating expenses and operating expenses -
       affiliated                                       $   392,445   $   328,097
                                                        ============  ============
REAL ESTATE TAXES
-----------------
Total real estate taxes for reportable segments         $    90,311   $    76,189
Real estate taxes for Partnership                                --         8,512
                                                        ------------  ------------
     Total real estate taxes                            $    90,311   $    84,701
                                                        ============  ============
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                              $   210,457   $   188,191
Depreciation and amortization for Partnership                 8,699         3,459
Eliminations                                                  7,746         7,746
                                                        -----------   ------------
     Total depreciation and amortization                $   226,902   $   199,396
                                                        ============  ============
NET INCOME (LOSS)
-----------------
Total net income for reportable segments                $    84,399   $    67,913
Net income (loss) for Partnership                            40,123       (12,630)
Eliminations                                                (67,134)      (52,827)
                                                        ------------  ------------
     Total net income                                   $    57,388   $     2,456
                                                        ============  ============

    -----------------------------

                                                            Six Months Ended
                                                                 June 30,
                                                                 --------
                                                           2000           1999
                                                           ----           ----

NET REVENUES
------------
Total revenues for reportable segments                  $ 2,020,246   $ 1,880,733
Other income for Partnership                                 37,465       160,612
Eliminations                                                 64,473       (77,826)
                                                        ------------  ------------
     Total consolidated net revenues                    $ 2,122,184   $ 1,963,519
                                                        ============  ============
OPERATING EXPENSES AND OPERATING
--------------------------------
  EXPENSES - AFFILIATED
  ---------------------
Total operating expenses and operating expenses -
   affiliated for reportable segments                   $   734,233   $   654,209
Operating expenses and operating expenses - affiliated
  for Partnership                                             9,020         6,851
                                                        ------------  ------------
     Total operating expenses and operating expenses -
       affiliated                                       $   743,253   $   661,060
                                                        ============  ============
REAL ESTATE TAXES
-----------------
Total real estate taxes for reportable segments         $   190,512   $   152,340
Real estate taxes for Partnership                                --        14,897
                                                        ------------  ------------
      Total real estate taxes                           $   190,512   $   167,237
                                                        ============  ============
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                              $   417,650   $   377,066
Depreciation and amortization for Partnership                17,573         6,917
Eliminations                                                 15,492        15,492
                                                        ------------  ------------
     Total depreciation and amortization                $   450,715   $   399,475
                                                        ============  ============
NET INCOME (LOSS)
-----------------
Total net (loss) income for reportable segments         $    (9,969)  $   125,743
Net loss for Partnership                                   (129,099)      (59,560)
Eliminations                                                 48,981       (93,318)
                                                        ------------  ------------
     Total net loss                                     $   (90,087)  $   (27,135)
                                                        ============  ============


11.  Recent Accounting Pronouncement
     -------------------------------

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF
     reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the
     Partnership's 1999 Form 10-K Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

     The consensus is applicable to financial statements for annual periods ending after June 15, 2000. Upon application of the consensus, all comparative financial statements shall be restated to conform with the consensus. The application of this consensus will not result in a restatement of previously reported partners' equity or results of operations, but will result in a recharacterization or reclassification of certain financial statements' captions and amounts. The Partnership plans to restate its financial statements using the equity method to account for its joint venture investments for the year ending December 31, 2000.

12.  Subsequent Event
     ----------------

     On July 1, 2000, NTS-Properties V contributed $500,000 to the L/U II Joint Venture. The other partners in the L/U II Joint Venture did not make capital contributions at that time. Accordingly the ownership percentages of the other partners in the L/U II Joint Venture decreased. Effective July 1, 2000, NTS-Properties V's percentage of ownership in the L/U II Joint Venture is 81.19%, as compared to 79.45% prior to July 1, 2000.

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

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed, or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                       Six Months Ended June 30,
                                                       -------------------------

                                                       2000 (1)        1999
                                                       --------        ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II (2)                82%            84%

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV
----------------------
(Ownership % at June 30, 2000)
------------------------------

The Willows of Plainview Phase II (90.30%) (2)           94%            95%

Properties Owned through
------------------------
Lakeshore/University II Joint Venture
-------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I  (3)                   75%            71%
Lakeshore Business Center Phase II (2) (3)               82%            86%
Lakeshore Business Center Phase III (4)                   0%            N/A

(1) Current occupancy levels are considered adequate to continue the operation of Commonwealth Business Center Phase II, The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II. Lakeshore Business Center Phase III is currently under construction.
(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 79.45% as of June 30, 2000 and 69.23% as of June 30, 1999. (See Notes to Financial Statements - Note 8).
(4) Ownership percentage was 79.45% as of June 30, 2000. Property was not under construction until December 1999. As of June 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the third quarter of 2000.

The average occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:

                                                   Three Months      Six Months
                                                      Ended             Ended
                                                     June 30,          June 30,
                                                     --------          --------

                                                   2000    1999   2000     1999
                                                   ----    ----   ----     ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center  Phase II              86%     79%     86%     79%

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV
----------------------
(Ownership % at June 30, 2000)
------------------------------

The Willows of Plainview Phase II (90.30%) (1)      94%     96%     92%     95%

Properties Owned Through
------------------------
Lakeshore/ University II University
-----------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I   (2)             76%     72%     76%     76%
Lakeshore Business Center Phase II (1) (2)          78%     86%     81%     85%
Lakeshore Business Center Phase III (3)              0%     N/A      0%     N/A

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Ownership percentage was 79.45% for the three months and six months ended June 30, 2000 and 69.23% for the three months and six months ended June 30, 1999. (See Notes to Financial Statements - Note 8).
(3) Ownership percentage was 79.45% for the three months and six months ended June 30, 2000. The property was not under construction until December 1999.

---------------------------------

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 2000 and 1999 were as follows:


                                            Three Months           Six Months
                                               Ended                  Ended
                                              June 30,               June 30,
                                              --------               --------

                                          2000        1999      2000       1999
                                          ----        ----      ----       ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase II   $162,649   $146,257   $327,220  $295,348

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at
---------------------------------
June 30, 2000)
--------------

The Willows of Plainview Phase II
(90.30%)                                $310,879   $305,190   $592,896  $595,056

Property Owned Through
----------------------
Lakeshore/University II Joint Venture
-------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (1)   $276,199  $223,024    $548,915  $464,100
Lakeshore Business Center Phase II (1)  $283,140  $270,173    $551,215  $501,138
Lakeshore Business Center Phase III (2) $      0    N/A       $      0     N/A

(1) Represents ownership percentage of 79.45% for the three months and six months ended June 30, 2000 and 69.23% for the three months and six months ended June 30, 1999. (See Notes to Financial Statements - Note 8).
(2) Building is currently under construction. As of June 30, 2000, one lease for 4,689 square feet has been signed and the tenant is scheduled to take occupancy during the third quarter of 2000.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending June 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $68,700 or 7% and $129,600 or 7% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The increase is primarily a result of increased average occupancy at Commonwealth Business Center Phase II. Partially offsetting the increase is a decrease in rental income at The Willows of Plainview Phase II resulting from decreases in average occupancy.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

---------------------------------

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and six months ended June 30, 2000 or 1999. As of June 30, 2000 no action is being taken against any tenants to collect funds through the remedies discussed above.

Interest and other income increased approximately $36,800 or 96% and $29,000 or 35% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, primarily as a result of an increase in cash reserves available for investment.

Operating expenses increased approximately $45,700 or 20% and $70,300 or 17% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, due primarily to increased painting and wallcovering, pest control, and advertising at The Willows of Plainview Phase II. The increase is also the result of increased landscape maintenance at Lakeshore Business Center Phase II and The Willows of Plainview Phase II.

Operating expenses - affiliated increased $18,700 or 18% and $11,900 or 5% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, due to increased salaries at The Willows of Plainview Phase II. Partially offsetting the increase is decreased overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

The 2000 and 1999 loss on disposal of assets can be attributed to the retirement of assets at The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II. The retirements are the result of common area improvements and new alarm system installations. The loss represents the cost to retire assets which were not fully depreciated at the time of replacement.

Real estate taxes increased approximately $5,600 or 7% and $23,000 or 14% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of an increased assessment at The Willows of Plainview Phase II. Partially offsetting the increase is the sale of 2.4 acres of land owned by the L/U II Joint Venture in July 1999.

Professional and administrative expenses decreased approximately $18,000 or 33% and $33,700 or 32% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, primarily as a result of decreased costs incurred for legal and accounting fees.

Professional and administrative expenses - affiliated decreased $4,000 or 11% and $17,800 or 21% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of decreased salary costs due to personnel changes. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

Depreciation and amortization increased approximately $27,500 or 14% and $51,000 or 13% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of an increase in ownership of the L/U II Joint Venture as described below. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $30,084,265.

Contributing to all of the increases discussed above is an increase in ownership of L/U II Joint Venture from 69.23% to 79.45% effective July 1, 1999. (See Notes to Financial Statements - Note 8).

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

Cash flows provided by (used in):


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                   2000                1999
                                                   ----                ----

Operating activities                           $   801,345        $   495,159
Investing activities                            (1,518,149)           (34,928)
Financing activities                              (349,350)        (1,803,071)
                                               ------------       ------------
     Net decrease in cash and equivalents      $(1,066,154)       $(1,342,840)
                                               ============       ============

Net cash provided by operating activities increased approximately $306,000 for the six months ended June 30, 2000, as compared to the same period in 1999. This increase was primarily driven by an increase in accounts payable, loss on disposal of assets and a decrease in accounts receivable and is partially offset by an increase in cash and equivalents restricted.

Net cash used in investing activities increased approximately $1,483,000 for the six months ended June 30, 2000, as compared to the same period in 1999. The increase is the result of increased capital expenditures primarily at the Lakeshore Business Center Development.

Net cash used in financing activities decreased approximately $1,454,000 for the six months ended June 30, 2000, as compared to the same period in 1999. The decrease was primarily the result of an approximately $1,264,900 cash distribution paid to the Limited Partners in March 1999. No distributions were paid during the six months ended June 30, 2000. Also contributing to the decrease was $123,000 used for the repurchase of Limited Partnership Units in 1999.

-----------------------------------------------------------

The table below presents that portion of the distributions which represent a return of capital on a GAAP basis for the six months ended June 30, 1999. No distributions were made during the six months ended June 30, 2000.


                                   Net Loss     Cash Distributions   Return of
                                   Allocated         Declared         Capital
                                   ---------         --------         -------

Limited Partners:
               2000              $   (89,186)       $       --      $       --
               1999                  (26,863)        1,252,275       1,252,275
General Partner:
               2000              $      (901)       $       --      $       --
               1999                     (272)           12,649          12,649

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

Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center
Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction commenced in December 1999 and cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of June 30, 2000, the L/U II Joint Venture incurred approximately $1,761,000 in expenses for the construction of Lakeshore Business Center Phase III.

As of June 30, 2000, the L/U II Joint Venture has a commitment for approximately $66,000 for tenant improvements on 31,338 square feet at Lakeshore Business Center Phases I and II. The Partnership's share of this commitment is approximately $52,400 and will be funded from cash flows from operations. The L/U II Joint Venture also has a commitment for approximately $45,700 for tenant improvements on 4,689 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $36,300 and will be funded from the debt financing discussed above. The construction for these projects has commenced and is expected to be completed during the third quarter of 2000.

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $158,900 and will be funded from cash flows from operations.

The Partnership has no other material commitments for renovations or capital improvements as of June 30, 2000.

-----------------------------------------------------------

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. A leasing agent, an employee of NTS Development Company, located at Lakeshore Business Center, handles the leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, who are employees of NTS Development Company. The staff handles all on-site visits from potential tenants, makes visits to local companies to promote fully furnished apartments, negotiates lease renewals with current residents and coordinates all local advertising with NTS Development Company's marketing staff. Leases at the Partnership's commercial properties provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At June 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximately $452,000 decrease in the fair value of the debt.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits:

                           Exhibit 27.      Financial Data Schedule

                  b)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NTS-PROPERTIES V,
                                            A Maryland Limited Partnership
                                      ------------------------------------------
                                                   (Registrant)

                                      BY:      NTS-Properties Associates V,
                                               General Partner,
                                               BY:      NTS Capital Corporation,
                                                        General Partner



                                      /s/   Gregory A. Wells
                                      ------------------------------------------
                                      Gregory A. Wells
                                      Senior Vice President and
                                      Chief Financial Officer of
                                      NTS Capital Corporation


Date: August 11, 2000