Form 10-Q
period 2000-09-30
NTS PROPERTIES V
filed 2000-11-14
CIK 745302

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                September 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                              ----------------------    ------------------------

Commission File Number                            0-13400
                      ----------------------------------------------------------

                NTS-PROPERTIES V, A Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     61-1051452
--------------------------------------    --------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

    10172 Linn Station Road
     Louisville, Kentucky                                  40223
--------------------------------------    --------------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 and December 31, 1999          3

        Statement of Partners' Equity as of September 30, 2000                 3

        Statements of Operations for the three months and nine months
          ended September 30, 2000 and 1999                                    4

        Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999                                          5

        Notes to Financial Statements                                       6-15

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk            24


                                     PART II
                                     -------

Item 1. Legal Proceedings                                                     25

Item 2. Changes in Securities                                                 25

Item 3. Defaults Upon Senior Securities                                       25

Item 4. Submission of Matters to a Vote of Security Holders                   25

Item 5. Other Information                                                     25

Item 6. Exhibits and Reports on Form 8-K                                      25

Signatures                                                                    26

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------


                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------


                                                  As of              As of
                                              September 30,       December 31,
                                                  2000               1999*
                                                  ----               -----
                                               (UNAUDITED)
ASSETS
------
Cash and equivalents                           $ 1,178,995        $ 2,807,198
Cash and equivalents - restricted                  358,133            117,220
Accounts receivable                                 69,246            103,245
Land, buildings and amenities, net              18,898,356         17,008,482
Other assets                                       651,548            439,664
                                                ----------         ----------
      TOTAL ASSETS                             $21,156,278        $20,475,809
                                                ==========         ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                              $11,910,212        $11,726,240
Accounts payable                                   558,135            280,791
Security deposits                                  168,184            159,642
Other liabilities                                  432,653            159,337
                                                ----------         ----------
      TOTAL LIABILITIES                         13,069,184         12,326,010


COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                 8,087,094          8,149,799
                                                ----------         ----------
TOTAL LIABILITIES AND PARTNERS' EQUITY         $21,156,278        $20,475,809
                                                ==========         ==========


                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                                   Limited          General
                                                   Partners         Partner          Total
                                                   --------         -------          -----
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs    $ 30,582,037     $        100     $ 30,582,137
Net (loss) income - prior years                   (4,676,912)          66,556       (4,610,356)
Net loss - current year                              (62,078)            (627)         (62,705)
Cash distributions declared to date              (16,641,480)        (168,177)     (16,809,657)
Repurchase of Limited Partnership Units           (1,012,325)               -       (1,012,325)
                                                 -----------      -----------      -----------
BALANCES AT September 30, 2000                  $  8,189,242     $   (102,148)    $  8,087,094
                                                 ===========      ===========      ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 31, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                                NTS PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                    ---------

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                                   -------------               -------------
                                                 2000           1999         2000          1999
                                                 ----           ----         ----          ----
REVENUES
--------
Rental income                                 $1,025,301    $  967,234    $3,035,387    $2,831,209
Gain on sale of assets                                 -       122,876             -       122,876
Interest and other income                         20,575        38,772       132,674       138,316
                                               ---------     ---------     ---------     ---------
     TOTAL REVENUES                            1,045,876     1,128,882     3,168,061     3,092,401
                                               ---------     ---------     ---------     ---------
EXPENSES
--------
Operating expenses                               225,025       248,587       717,995       650,227
Operating expenses - affiliated                  131,977       124,312       382,264       362,735
Loss on disposal of assets                        14,506         6,014       160,840        30,913
Interest expense                                 186,179       232,738       613,344       671,626
Management fees                                   60,327        59,335       174,645       166,909
Real estate taxes                                 96,785        92,445       287,297       280,710
Professional and administrative expenses          32,725        80,199       104,771       185,489
Professional and administrative expenses
  - affiliated                                    38,837        42,481       106,762       128,697
Depreciation and amortization                    232,133       225,488       682,848       624,963
                                               ---------     ---------     ---------     ---------
     TOTAL EXPENSES                            1,018,494     1,111,599     3,230,766     3,102,269
                                               ---------     ---------     ---------     ---------
Net income (loss)                             $   27,382    $   17,283    $  (62,705)   $   (9,868)
                                               =========     =========     =========     =========

Net income (loss) allocated to the Limited
  Partners                                    $   27,108    $   17,110    $  (62,078)   $   (9,769)
                                               =========     =========     =========     =========
Net income (loss) per Limited Partnership
  Unit                                        $     0.89    $     0.51    $    (2.03)   $    (0.29)
                                               =========     =========     =========     =========
Weighted average number of Limited
   Partnership Units                              30,621        33,394        30,621        33,486
                                               =========     =========     =========     =========

The accompanying notes to financial statements are an integral part of these statements.


                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                    ---------


                                                                  Nine Months Ended
                                                                     September 30,
                                                                     -------------
                                                                 2000            1999
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                    $   (62,705)    $    (9,868)
Gain on sale of assets                                                -        (122,876)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Provision for doubtful accounts                               6,915             318
    Loss on disposal of assets                                  160,840          30,913
    Depreciation and amortization                               682,848         624,963
    Changes in assets and liabilities:
      Cash and equivalents - restricted                        (275,413)       (238,272)
      Accounts receivable                                        27,084           8,080
      Other assets                                             (168,331)        (46,073)
      Accounts payable                                          277,344          31,434
      Security deposits                                           8,542          28,071
      Other liabilities                                         273,316         310,949
                                                             ----------      ----------
     Net cash provided by operating activities                  930,440         617,639
                                                             ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities                  (2,455,546)       (488,501)
Sale of land, buildings and amenities                                 -       1,235,105
Change of ownership of Joint Venture (Note 9)                   (93,419)       (368,723)
                                                             ----------      ----------
     Net cash (used in) provided by investing activities     (2,548,965)        377,881
                                                             ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                        (614,787)       (528,952)
Increase in mortgages payable                                   643,092               -
Cash distributions                                                    -      (1,264,924)
Increase in loan costs                                          (72,483)        (19,948)
Repurchase of Limited Partnership Units                               -        (123,000)
Cash and equivalents - restricted                                34,500        (394,215)
                                                             ----------      ----------
     Net cash used in financing activities                       (9,678)     (2,331,039)
                                                             ----------      ----------
     Net decrease in cash and equivalents                    (1,628,203)     (1,335,519)

CASH AND EQUIVALENTS, beginning of period                     2,807,198       4,543,666
                                                             ----------      ----------
CASH AND EQUIVALENTS, end of period                         $ 1,178,995     $ 3,208,147
                                                             ==========      ==========

Interest paid on a cash basis                               $   673,610     $   675,224
                                                             ==========      ==========

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 31, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2000 and 1999.

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

3.   Reclassification of 1999 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the September 30, 2000 classifications. These reclassifications have no effect on previously reported operations.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units.

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

     ----------------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended September 30, 2000 and 1999 did not result in any impairment loss.

     On September 8, 1998, a contract was executed to sell a parcel of land known as University Phase III for $801,000 to Silver City Properties, Ltd. On March 17, 1999, NTS-Properties V sold a highway easement on this land to Orange County Florida for $216,648. On September 17, 1999, the closing was held for the September 8, 1998 contract. At closing, Silver City Properties, Ltd. was credited for $145,824 of the $216,648 proceeds from the highway easement on this parcel of land.

     On July 23, 1999, the Lakeshore/University II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405.

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                     September 30,  December 31,
                                                        2000           1999
                                                        ----           ----

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.125%,
     due August 1, 2008, secured by
     land and a building.                           $ 3,724,589      $ 3,883,797

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.125%,
     due August 1, 2008, secured by
     land and buildings.                              3,461,859        3,609,836

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 7.2%,
     due January 5, 2013, secured by land,
     buildings and amenities.                         2,553,296        2,649,944

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 7.2%,
     due January 5, 2013, secured by land,
     buildings and amenities.                         1,524,940        1,582,663

     Mortgage payable to a bank, bearing interest
     at a variable rate based on
     LIBOR daily rate plus 2.3%,
     currently 8.92%, due on September 8, 2003,
     secured by land and a building.                    645,528                -
                                                     ----------       ----------
                                                    $11,910,212      $11,726,240
                                                     ==========       ==========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $11,648,000.

7.   Tender Offer
     ------------

     On September 22, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership, filed a tender offer (the "Tender Offer") with the Securities and Exchange Commission, commencing on September 22, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $230 per Unit. Under the Tender Offer, the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 100 Units are tendered, ORIG, LLC will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. The total costs of the Tender Offer are expected to be $56,000, consisting of $46,000 to purchase 200 Units and $10,000 of expenses. The Partnership expects that its share of these costs will be approximately $28,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates V, does not intend to participate in the Tender Offer. The Tender Offer will expire on December 22, 2000 unless extended.

8.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

     The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                        Nine Months Ended
                                                          September 30,
                                                          -------------
                                                       2000              1999
                                                       ----              ----

     Property management fees                      $ 174,645         $ 166,909
                                                    --------          --------
       Total property management fees                174,645           166,909
                                                    --------          --------
     Property management                             223,083           164,659
     Leasing                                         104,969           134,766
     Administrative - operating                       50,442            56,762
     Other                                             3,770             6,548
                                                    --------          --------
       Total operating expenses -affiliated          382,264           362,735
                                                    --------          --------

                            (Continued on next page)



8.   Related Party Transactions - Continued
     --------------------------------------

                                                        Nine Months Ended
                                                           September 30,
                                                           -------------
                                                      2000              1999
                                                      ----              ----

     Administrative - professional                   106,762           128,697
                                                    --------          --------
       Total professional and administrative
         expenses - affiliated                       106,762           128,697
                                                    --------          --------
     Repairs and maintenance fee                     131,554            18,957
     Leasing commissions                              52,752            74,297
     Construction management                              30                 -
                                                    --------          --------
      Total related party transactions capitalized   184,336            93,254
                                                    --------          --------
       Total related party transactions            $ 848,007         $ 751,595
                                                    ========          ========


     On February 7, 2000, ORIG, LLC (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 1,604 Interests in the Partnership for total consideration of $425,949, or an average price of $265.55 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

9.   Transactions  Affecting  the Investment  in  Lakeshore/University  II Joint
     ---------------------------------------------------------------------------
     Venture
     -------

     On July 1, 2000 and July 1, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The other partners in the Joint Venture did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 2000, NTS-Properties V's percentage of ownership in the L/U II Joint Venture is 81.19% as compared to 79.45% prior to July 1, 2000 and 69.23% prior to July 1, 1999.

10.  Commitments and Contingencies
     -----------------------------

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

     -----------------------------------------

     Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of September 30, 2000, the L/U II Joint Venture has incurred approximately $2,820,000 in expenses for the construction of Lakeshore Business Center Phase III.

     On September 8, 2000, the L/U II Joint Venture obtained a loan from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. This commitment is guaranteed by the L/U II Joint Venture, NTS-Properties V, NTS-Properties IV, Ltd. and NTS-Ft. Lauderdale, Ltd. The funds will be used by the L/U II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

     As of September 30, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $99,000 and will be funded from debt financing.

     The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $162,000 and will be funded from cash flows from operations.

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

     -----------------------------


                                                    Three Months Ended September 30, 2000
                                                    --------------------------------------
                                                    Residential   Commercial       Total
                                                     ---------     ---------     ---------

     Rental income                                  $  301,886    $  723,415    $1,025,301
     Interest and other income                           1,370         4,713         6,083
                                                     ---------     ---------     ---------
       Total net revenues                           $  303,256    $  728,128    $1,031,384
                                                     ---------     ---------     ---------
     Operating expenses and operating expenses -
       affiliated                                   $  105,117    $  258,708    $  363,825
     Loss on disposal of assets                              -        14,506        14,506
     Interest expense                                   74,167       112,012       186,179
     Management fees                                    15,576        44,751        60,327
     Real estate taxes                                  15,095        81,690        96,785
     Depreciation and amortization                      49,235       166,364       215,599
                                                     ---------     ---------     ---------
       Total expenses                               $  259,190    $  678,031    $  937,221
                                                     ---------     ---------     ---------

          Net income                                $   44,066    $   50,097    $   94,163
                                                     =========     =========     =========



                                                    Three Months Ended September 30, 1999
                                                    -------------------------------------
                                                    Residential    Commercial      Total
                                                     ---------     ---------     ---------

    Rental income                                   $  307,528    $  659,706    $  967,234
    Interest and other income                              598       (11,095)      (10,497)
                                                     ---------     ---------     ---------
     Total net revenues                             $  308,126    $  648,611    $  956,737
                                                     ---------     ---------     ---------
    Operating expenses and operating expenses -
       affiliated                                   $  101,628    $  271,697    $  373,325
    Loss on disposal of assets                           5,484           530         6,014
    Interest expense                                    78,025             -        78,025
    Management fees                                     16,642        42,693        59,335
    Real estate taxes                                   13,028        71,641        84,669
    Depreciation and amortization                       48,416       160,107       208,523
                                                     ---------     ---------     ---------
      Total expenses                                $  263,223    $  546,668    $  809,891
                                                     ---------     ---------     ---------
        Net income                                  $   44,903    $  101,943    $  146,846
                                                     =========     =========     =========


    -----------------------------


                                                    Nine Months Ended September 30, 2000
                                                    -------------------------------------
                                                    Residential   Commercial       Total
                                                     ---------     ---------     --------

     Rental income                                  $  893,076    $2,142,311    $3,035,387
     Interest and other income                           3,078        13,166        16,244
                                                     ---------     ---------     ---------
       Total net revenues                           $  896,154    $2,155,477    $3,051,631
                                                     ---------     ---------     ---------
     Operating expenses and operating expenses -
       affiliated                                   $  354,898    $  743,164    $1,098,062
     Loss on disposal of assets                         41,855       118,985       160,840
     Interest expense                                  225,236       388,108       613,344
     Management fees                                    45,430       129,215       174,645
     Real estate taxes                                  45,235       242,062       287,297
     Depreciation and amortization                     147,119       486,131       633,250
                                                     ---------     ---------     ---------
       Total expenses                               $  859,773    $2,107,665    $2,967,438
                                                     ---------     ---------     ---------
         Net income                                 $   36,381    $   47,812    $   84,193
                                                     =========     =========     =========



                                                     Nine Months Ended September 30, 1999
                                                     ------------------------------------
                                                     Residential    Commercial     Total
                                                     ---------     ---------     --------

     Rental income                                  $  926,345    $1,904,864    $2,831,209
     Interest and other income                           1,736         4,334         6,070
                                                     ---------     ---------     ---------
       Total net revenues                           $  928,081    $1,909,198    $2,837,279
                                                     ---------     ---------     ---------
     Operating expenses and operating expenses -
       affiliated                                   $  296,426    $  704,953    $1,001,379
     Loss on disposal of assets                         30,383           530        30,913
     Interest expense                                  235,470             -       235,470
     Management fees                                    49,589       117,320       166,909
     Real estate taxes                                  39,083       199,489       238,572
     Depreciation and amortization                     144,467       433,158       577,625
                                                     ---------     ---------     ---------
       Total expenses                               $  795,418    $1,455,450    $2,250,868
                                                     ---------     ---------     ---------
         Net income                                 $  132,663    $  453,748    $  586,411
                                                     =========     =========     =========


     -----------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                  2000              1999
                                                                  ----              ----
     NET REVENUES
     ------------
     Total revenues for reportable segments                   $ 1,031,384       $   956,737
     Other income for Partnership                                  75,451           189,622
     Gain on sale of assets                                             -            52,051
     Eliminations                                                 (60,959)          (69,528)
                                                               ----------        ----------
       Total consolidated net revenues                        $ 1,045,876       $ 1,128,882
                                                               ==========       ==========

     OPERATING EXPENSES AND OPERATING
     --------------------------------
     EXPENSES -  AFFILIATED
     -----------------------

     Total operating expenses and operating expenses -
       affiliated for reportable segments                     $   363,825       $   373,325
     Operating expenses and operating expenses - affiliated
       for Partnership                                             (6,823)             (426)
                                                               ----------        ----------
       Total operating expenses and operating expenses -
         affiliated                                           $   357,002       $   372,899
                                                               ==========        ==========
     INTEREST EXPENSE
     ----------------
     Interest expense for reportable segments                 $   186,179       $    78,025
     Interest expense for Partnership                                   -           154,713
                                                               ----------        ----------
       Total interest expense                                 $   186,179       $   232,738
                                                               ==========        ==========
     REAL ESTATE TAXES
     -----------------
     Total real estate taxes for reportable segments          $    96,785       $    84,669
     Real estate taxes for Partnership                                  -             7,776
                                                               ----------        ----------
       Total real estate taxes                                $    96,785       $    92,445
                                                               ==========        ==========
     DEPRECIATION AND AMORTIZATION
     -----------------------------
       Total depreciation and amortization for reportable
         segments                                             $   215,599       $   208,523
     Depreciation and amortization for Partnership                  8,788             9,220
     Eliminations                                                   7,746             7,745
                                                               ----------        ----------
       Total depreciation and amortization                    $   232,133       $   225,488
                                                               ==========        ==========
     NET INCOME (LOSS)
     -----------------
     Total net income for reportable segments                 $    94,163       $   146,846
     Net income (loss) for Partnership                              1,925           (52,289)
     Eliminations                                                 (68,706)          (77,274)
                                                               ----------        ----------
       Total net income                                       $    27,382       $    17,283
                                                               ==========        ==========


     -----------------------------

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                  2000              1999
                                                                  ----              ----

     NET REVENUES
     ------------
     Total revenues for reportable segments                   $ 3,051,631       $ 2,837,279
     Other income for Partnership                                 112,917           350,426
     Gain on sale of assets                                             -            52,051
     Eliminations                                                   3,513          (147,355)
                                                               ----------        ----------
       Total consolidated net revenues                        $ 3,168,061       $ 3,092,401
                                                               ==========        ==========
     OPERATING EXPENSES AND OPERATING
     --------------------------------
     EXPENSES - AFFILIATED
     ---------------------
     Total operating expenses and operating expenses -
       affiliated for reportable segments                     $ 1,098,062       $ 1,001,379
     Operating expenses and operating expenses - affiliated
       for Partnership                                              2,197            11,583
                                                               ----------        ----------
       Total operating expenses and operating expenses -
         affiliated                                           $ 1,100,259       $ 1,012,962
                                                               ==========        ==========
     INTEREST EXPENSE
     ----------------
     Interest expense for reportable segments                 $   613,344       $   235,470
     Interest expense for Partnership                                   -           436,156
                                                               ----------        ----------
       Total interest expense                                 $   613,344       $   671,626
                                                               ==========        ==========
     REAL ESTATE TAXES
     -----------------
     Total real estate taxes for reportable segments          $   287,297       $   238,572
     Real estate taxes for Partnership                                  -            42,138
                                                               ----------        ----------
       Total real estate taxes                                $   287,297       $   280,710
                                                               ==========        ==========
     DEPRECIATION AND AMORTIZATION
     -----------------------------
     Total depreciation and amortization for reportable
       segments                                               $   633,250       $   577,625
     Depreciation and amortization for Partnership                 26,361            24,101
     Eliminations                                                  23,237            23,237
                                                               ----------        ----------
       Total depreciation and amortization                    $   682,848       $   624,963
                                                               ==========        ==========
     NET INCOME (LOSS)
     -----------------
     Total net income for reportable segments                 $    84,193       $   586,411
     Net loss for Partnership                                    (127,174)         (425,687)
     Eliminations                                                 (19,724)         (170,592)
                                                               ----------        ----------
       Total net loss                                         $   (62,705)      $    (9,868)
                                                               ==========        ==========


12.  Recent Accounting Pronouncement
     -------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and  Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

Results of Operations
---------------------

The occupancy levels at the Partnerships properties as of September 30 were as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                             -------------

                                                          2000 (1)       1999
                                                          --------       ----
  Wholly-owned Properties
  -----------------------
  Commonwealth Business Center Phase II                     80%          76%

  Property Owned in Joint Venture with NTS-Properties IV
  ------------------------------------------------------
  (Ownership % at September 30, 2000)
  -----------------------------------

  The Willows of Plainview Phase II (90.30%) (2)            91%           93%

  Properties Owned through Lakeshore/University II
  ------------------------------------------------
  Joint Venture (L/U II Joint Venture)
  -----------------------------------

  Lakeshore Business Center Phase I  (3)                    74%           74%
  Lakeshore Business Center Phase II (3)                    86%           86%
  Lakeshore Business Center Phase III (4)                   N/A           N/A


(1) Current occupancy levels are considered adequate to continue the operation of Commonwealth Business Center Phase II, The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II without additional financing. Lakeshore Business Center Phase III is currently under construction.
(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 81.19% as of September 30, 2000 and 79.45% as of September 30, 1999. (See Notes to Financial Statements - Note 9).
(4) Ownership percentage was 81.19% as of September 30, 2000. Construction of the property commenced December 1999. As of September 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the fourth quarter of 2000. Another lease for 6,190 square feet has been signed and the tenant is expected to take occupancy during the first quarter of 2001.

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:

                                                   Three Months     Nine Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                   -------------   -------------
                                                   2000    1999     2000   1999
                                                   ----    ----     ----   ----
  Wholly-owned Properties
  -----------------------
  Commonwealth Business Center  Phase II            81%     79%      85%   79%

  Property Owned in Joint Venture with
  ------------------------------------
  NTS-Properties IV
  -----------------
  (Ownership % at September 30, 2000)
  -----------------------------------

  The Willows of Plainview Phase II (90.30%) (1)    95%     93%      93%   95%

  Properties Owned Through
  ------------------------
  Lakeshore/ University II
  ------------------------
  University (L/U II Joint Venture)
  ---------------------------------

  Lakeshore Business Center Phase I   (2)           74%     73%      75%   75%
  Lakeshore Business Center Phase II (1) (2)        86%     86%      83%   86%
  Lakeshore Business Center Phase III (3)           N/A     N/A      N/A   N/A


                       (Footnotes continued on next page)

---------------------------------

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Ownership percentage was 81.19% for the three months ended September 30, 2000, 79.45% for the six months ended June 30, 2000 and the three months ended September 30, 1999, and 69.23% for the six months ended June 30, 1999. (See Notes to Financial Statements - Note 9).
(3) Ownership percentage was 81.19% as of September 30, 2000. Construction of the property commenced December 1999.

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 2000 and 1999 were as follows:


                                              Three Months        Nine Months
                                                  Ended              Ended
                                              September 30,       September 30,
                                              -------------       -------------
                                             2000     1999      2000     1999
                                             ----     ----      ----     ----

  Wholly-owned Properties
  -----------------------
  Commonwealth Business Center Phase II   $157,420  $147,542  $484,640  $442,890

  Property Owned in Joint Venture with
  ------------------------------------
  NTS-Properties IV (Ownership % at
  ---------------------------------
  September 30, 2000)
  -------------------

  The Willows of Plainview Phase II
  (90.30%)                                $303,257  $308,126  $896,154  $928,083

  Property Owned Through
  ----------------------
  Lakeshore/University II Joint Venture
  -------------------------------------
  (L/U II Joint Venture)
  ----------------------

  Lakeshore Business Center Phase I (1)   $276,823  $236,583  $825,738  $700,682
  Lakeshore Business Center Phase II (1)  $293,885  $268,487  $845,099  $765,625
  Lakeshore Business Center Phase III (2)    N/A       N/A       N/A      N/A


(1) Represents ownership percentage of 81.19% for the three months ended September 30, 2000, 79.45% for the six months ended June 30, 2000 and the three months ended September 30, 1999, and 69.23% for the six months ended June 30, 1999. (See Notes to Financial Statements - Note 9).
(2) Ownership percentage was 81.19% as of September 30, 2000. Construction of the property commenced December 1999. As of September 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the fourth quarter of 2000. Another lease for 6,190 square feet has been signed and the tenant is expected to take occupancy during the first quarter of 2001.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending September 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

---------------------------------

Rental income increased approximately $58,000 or 6% and $204,000 or 7% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase is primarily a result of increased ownership of the L/U II Joint Venture. Partially offsetting the increase is a decrease in rental income at The Willows of Plainview Phase II resulting from decreases in average occupancy.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and nine months ended September 30, 2000 or 1999. As of September 30, 2000 no action is being taken against any tenants to collect funds through the remedies discussed above.

The 1999 gain on sale of assets is the result of the sale of University III vacant land to Silver City Properties, Ltd. on September 17, 1999 and the result of the Partnership's share of the L/U II Joint Venture sale of 2.4 acres of land on July 23, 1999. (See Notes to Financial Statements - Note 5).

Interest and other income decreased approximately $18,000 or 47% and $6,000 or 4% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of a decrease in cash reserves available for investment as a result of funds used for the construction of Lakeshore Business Center Phase III and contributions made to the L/U II Joint Venture.

Operating expenses decreased approximately $24,000 or 10% for the three months ended September 30, 2000, as compared to the same period in 1999, primarily as the result of decreased landscape maintenance at Lakeshore Business Center
Phases I and II. Partially offsetting the decrease is an increase in the ownership of the L/U II Joint Venture.

Operating expenses increased approximately $68,000 or 10% for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to increased ownership of the L/U II Joint Venture.

The 2000 and 1999 loss on disposal of assets can be attributed to the retirement of assets at The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II. The retirements are the result of common area improvements at The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II, new alarm system installations, wood and paint replacements and clubhouse remodeling at The Willows of Plainview Phase II. The loss represents the cost to retire assets which were not fully depreciated at the time of replacement.

---------------------------------

Interest expense decreased approximately $47,000 or 20% and $58,000 or 9% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of regular principal payments. The decrease is partially offset by funds drawn on the Lakeshore Business Center Phase III construction loan closed September 8, 2000.

Professional and administrative expenses decreased approximately $47,000 or 59% and $81,000 or 44% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of decreased costs incurred for legal and accounting fees related to the Tender Offers.

Professional and administrative expenses - affiliated decreased $4,000 or 9% and $22,000 or 17% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of decreased salary costs due to personnel changes. Professional and administrative expenses
- affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization increased approximately $7,000 or 3% and $58,000 or 9% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of an increase in ownership of the L/U II Joint Venture as described below. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $30,084,265.

Contributing to all of the increases and partially offsetting all the decreases discussed above is an increase in ownership of L/U II Joint Venture. (See Notes to Financial Statements - Note 9).

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

Cash flows provided by (used in):


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2000                1999
                                                   ----                ----

Operating activities                            $   930,440       $   617,639
Investing activities                             (2,548,965)          377,881
Financing activities                                 (9,678)       (2,331,039)
                                                 ----------        ----------
     Net decrease in cash and equivalents       $(1,628,203)      $(1,335,519)
                                                 ==========        ==========


-----------------------------------------------------------

Net cash provided by operating activities increased approximately $313,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was primarily driven by an increase in accounts payable and the Partnership's net operating results before non-cash items. This increase was partially offset by an increase in other assets.

Net cash used in investing activities increased approximately $2,927,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The increase is the result of increased capital expenditures primarily at Lakeshore Business Center Phase III.

Net cash used in financing activities decreased approximately $2,321,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease was primarily the result of an approximate $1,265,000 cash distribution paid in March 1999. No distributions were paid during the nine months ended September 30, 2000. Also contributing to the decrease is a decrease in the repurchase of Limited Partnership Units, a decrease in restricted cash and an increase in funds drawn on the Lakeshore Business Center Phase III loan which closed September 8, 2000.

The table below presents that portion of the distributions which represent a return of capital on a GAAP basis for the nine months ended September 30, 1999. No distributions were made during the nine months ended September 30, 2000.


                             Net Loss       Cash Distributions      Return of
                            Allocated           Declared             Capital
                            ---------           --------             -------

Limited Partners:
               2000        $  (62,078)         $         -       $         -
               1999        $   (9,769)         $ 1,252,275       $ 1,252,275

General Partner:
               2000        $     (627)         $         -       $         -
               1999        $      (99)         $    12,649       $    12,649


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

Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center
Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction commenced in December 1999 and cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of September 30, 2000, the L/U II Joint Venture incurred approximately $2,820,000 in expenses for the construction of Lakeshore Business Center Phase III.

-----------------------------------------------------------

On September 8, 2000, the L/U II Joint Venture obtained a loan from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. This commitment is guaranteed by the L/U II Joint Venture, NTS-Properties V, NTS-Properties IV, Ltd. and NTS-Ft. Lauderdale, Ltd. The funds will be used by the L/U II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

As of September 30, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $99,000 and will be funded from debt financing.

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $162,000 and will be funded from cash flows from operations.

The Partnership has no other material commitments for renovations or capital improvements as of September 30, 2000.

On September 22, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership, filed a tender offer (the "Tender Offer") with the Securities and Exchange Commission, commencing on September 22, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $230 per Unit. Under the Tender Offer, the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 100 Units are tendered, ORIG, LLC will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. The total costs of the Tender Offer are expected to be $56,000, consisting of $46,000 to purchase 200 Units and $10,000 of expenses. The Partnership expects that its share of these costs will be approximately $28,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates V, does not intend to participate in the Tender Offer. The Tender Offer will expire on December 22, 2000 unless extended.

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

-----------------------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $445,000 decrease in the fair value of the debt.

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


Date: November 14, 2000