Form 10-K
period 2000-12-31
NTS PROPERTIES V
filed 2001-04-02
CIK 745302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 2000
                         -------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                           0-13400
                      ----------------------------------------------------------

                NTS-PROPERTIES V, A MARYLAND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Maryland                                      61-1051452
------------------------------------        ------------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)

   10172 Linn Station Road
    Louisville, Kentucky                                   40223
------------------------------------        ------------------------------------
(Address of principal                                    (Zip Code)
  executive offices)
                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.        [ ]

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                         Pages
                                                                         -----
Items 1. and 2.   Business and Properties                                 3-13

Item 3.           Legal Proceedings                                       13

Item 4.           Submission of Matters to a Vote of Security Holders     13

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Limited Partnership
                     Interests and Related Partner Matters                14

Item 6.           Selected Financial Data                                 15

Item 7.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  16-24

Item 7A.          Quantitative and Qualitative Disclosures About
                     Market Risk                                          25

Item 8.           Financial Statements and Supplementary Data             26-43

Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                  44

                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of the Registrant      45-46

Item 11.          Management Remuneration and Transactions                46

Item 12.          Security Ownership of Certain Beneficial
                     Owners and Management                                46-47

Item 13.          Certain Relationships and Related Transactions          47-48

                                     PART IV
                                     -------

Item 14.          Exhibits, Consolidated Financial Statement Schedules
                     and Reports on Form 8-K                              49-52

Signatures                                                                53

                                     PART I
                                     ------

Items 1. and 2.   Business and Properties
                  -----------------------

Development of Business
-----------------------

NTS-Properties V, a Maryland Limited Partnership (the "Partnership"), is a limited partnership organized under the laws of the state of Maryland on April 30, 1984. The General Partner is NTS-Properties Associates V, a Kentucky limited partnership. As of December 31, 2000, the Partnership owned the following properties and joint venture interests:

          *    Commonwealth  Business  Center  Phase II, a business  center with
               approximately   66,000  net  rentable   square  feet  located  in
               Louisville, Kentucky, constructed by the Partnership.

          * A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV, an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 90.30% at December 31, 2000.

          * A joint venture interest in the Lakeshore/University II Joint Venture (the "L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23,1995 among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 81.19% at December 31, 2000. A description of the properties owned by the L/U II Joint Venture appears below:

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

               - Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida, constructed by the L/U II Joint Venture.

The Partnership or joint venture in which the Partnership is a partner has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

-----------------------------------

As of December 31, 2000, the Partnership's properties or joint ventures were encumbered by mortgages as shown in the table below:


                                      Interest     Maturity          Balance
Property                                Rate         Date          at 12/31/00
--------                                ----         ----          -----------

Willows of Plainview Phase II            7.2%      01/05/13  (1)   $ 2,808,716
Willows of Plainview Phase II            7.2%      01/05/13  (1)   $ 1,677,489
Lakeshore Business Center Phase I      8.125%      08/01/08  (2)   $ 4,166,849
Lakeshore Business Center Phase II     8.125%      08/01/08  (2)   $ 4,483,083
Lakeshore Business Center Phase III    9.121% (3)  09/08/03        $ 1,300,327

(1) Current monthly principal payments are based upon a 15-year amortization schedule. At Maturity, the mortgages will have been repaid based on the current rate of amortization.
(2) Current monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgages will have been repaid based on the current rate of amortization.
(3) Represents variable rate of 7.58% at December 31, 2000, based on LIBOR daily rate plus 2.3%.

Commonwealth Business Center Phase II is not encumbered by an outstanding mortgage at December 31, 2000.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 10 for information regarding the Partnership's operating segments.

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

Description of Real Property
----------------------------

Commonwealth Business Center Phase II
-------------------------------------

As of December 31, 2000, there were 9 tenants leasing space aggregating approximately 48,000 square feet of rentable area at Commonwealth Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include engineering and an encoding center. Three tenants individually lease more than 10% of Commonwealth Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 73% (2000), 86% (1999), 79%
(1998), 78% (1997) and 84% (1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999, and 1998.

The following table contains approximate data concerning the major leases in effect on December 31, 2000.

                                             Square Feet        Current Annual
                            Year of            and % of           Rental per
                          Expiration       Net Rentable Area      Square Foot

Major Tenant (1) :
            1                2004           11,674 (17.8%)          $ 7.15
            2                2001           13,846 (21.1%)          $ 9.00
            3                2003            8,037 (12.2%)          $10.00

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

Monthly rental rates at The Willows of Plainview Phase II start at $689 for one-bedroom apartments, $959 for two-bedroom apartments and $1,079 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 89% (2000), 87%
(1999),  92% (1998),  90% (1997) and 92% (1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

Lakeshore Business Center Phase I
---------------------------------

As of December 31, 2000, there were 34 tenants leasing space aggregating approximately 87,700 square feet of the rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal

---------------------------------------------

occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31, were 85%
(2000),  73% (1999),  85% (1998), 96% (1997) and 92% (1996). See Part II, Item 7
for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

Lakeshore Business Center Phase II
----------------------------------

As of December 31, 2000, there were 21 tenants leasing space aggregating approximately 83,300 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, utilities, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 86% (2000), 72% (1999), 79% (1998), 100% (1997)
and 89% (1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

The following table contains approximate data concerning the major lease in effect on December 31, 2000:

                                              Square Feet        Current Annual
                            Year of            and % of            Rental per
                           Expiration      Net Rentable Area      Square Foot
                           ----------      -----------------      -----------

Major Tenant (1) :
            1                 2002           28,312 (29.1%)          $12.13

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Lakeshore Business Center Phase III
-----------------------------------

As of December 31, 2000, there was one tenant leasing approximately 4,700 square feet of the rentable area at Lakeshore Business Center Phase III. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenant who occupies space at Lakeshore Business Center Phase III is a professional service oriented organization. The principal occupation/profession practiced is insurance services. The occupancy level taken by this tenant at the business center, which was constructed during the year 2000, as of December 31, 2000 was 12%. See Part II, Item 7 for average occupancy levels for the period ending December 31, 2000.

The following table contains approximate data concerning the major lease in effect on December 31, 2000:

                                          Square Feet         Current Annual
                         Year of           and % of             Rental per
                        Expiration     Net Rentable Area        Square Foot
                        ----------     -----------------        -----------

Major Tenant (1) :
            1              2006           4,689 (11.9%)            $13.50

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

----------------------------------------

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                              Federal      Realty      Annual
Wholly-Owned Properties                      Tax Basis    Tax Rate  Realty Taxes
-----------------------                      ---------    --------  ------------

Commonwealth Business Center Phase II        $ 4,766,479  .010520     $ 33,137

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties IV
-------------
The Willows of Plainview II                    8,034,572  .010720       64,332

Properties Owned Through
------------------------
Lakeshore/University II Joint Venture
-------------------------------------
Lakeshore Business Center Phase I             10,524,607  .025265      168,058
Lakeshore Business Center Phase II            12,389,430  .025265      165,657
Lakeshore Business Center Phase III            4,415,883  .025265       25,025

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

Investment in Joint Ventures
----------------------------

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a
proportionate   gross   financial   statement   presentation   (referred  to  as
"proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

NTS Willows Phase II Joint Venture
----------------------------------

On September 1, 1984, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop, construct, own and operate a 144 - unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

     (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

----------------------------------------------

     (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Partnership, other than its cash and cash equivalent assets;

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  September 30, 2028.

The Partnership contributed approximately $7,455,000, the construction and carrying costs of the apartment complex, and NTS-Properties IV contributed land valued at $800,000. No future contributions are anticipated as of December 31, 2000.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 2000 is $4,486,205 ($2,808,716 and $1,677,489). The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interests. The term Net Cash Flow means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all Partners.

Net income or net loss is allocated between the Partners in accordance with their respective percentage interests. The Partnership's ownership share was 90.30% at December 31, 2000, 1999 and 1998.

NTS Ft. Lauderdale Office Joint Venture
---------------------------------------

On April 1, 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop, construct, own and operate an office warehouse building in Ft. Lauderdale, Florida known as Lakeshore Business Center Phase I.

The Partnership contributed approximately $9,170,000, the cost of constructing and leasing the building and NTS-Properties IV contributed land valued at $1,752,982. On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed L/U II Joint Venture. See below for a further discussion of the L/U II Joint Venture.

NTS University Boulevard Joint Venture
--------------------------------------

On January 3, 1989, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd. to develop, construct, own and operate Phase II of the University Business Center development in Orlando, Florida.

The Partnership contributed land valued at $1,460,000 and NTS-Properties Plus Ltd. contributed development and carrying costs of approximately $8,000,000. In connection with the construction of University Business Center Phase II, the Partnership incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, NTS-Properties Plus Ltd. Paid approximately $747,000 to the Partnership for Phase II's share of the common area costs. During the second quarter of 1994, the Partnership made an approximate $79,000 capital contribution to the joint venture. The capital contribution increased the Partnership's ownership percentage in the joint venture from approximately 16% to approximately 17%. The contribution was made to fund a portion of the joint venture's operating costs. On January 23, 1995, the Partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. See below for a further discussion of the L/U II Joint Venture.

Lakeshore/University II Joint Venture
-------------------------------------

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") was formed among the Partnership and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998 - see below for details regarding this transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

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


          Property                                    Contributing Owner
          --------                                    ------------------


Lakeshore Business Center Phase I                   NTS-Properties IV and
                                                      NTS-Properties V

Lakeshore Business Center Phase II                  NTS-Properties Plus Ltd.

Undeveloped land adjacent to the Lakeshore          NTS-Properties Plus Ltd.
Business Center development (3.8 acres)

Undeveloped land adjacent to the Lakeshore          NTS/Fort Lauderdale, Ltd.
Business Center development (2.4 acres)

University Business Center Phase II                 NTS-Properties V and
                                                      NTS Properties Plus Ltd.

-------------------------------------------------

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, the NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 69.23% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable as follows:

          Loan Balance
           at 12/31/00                    Encumbered Property
           -----------                    -------------------
           $ 4,166,849              Lakeshore Business Center Phase I
           $ 4,483,083              Lakeshore Business Center Phase II
           $ 1,300,327              Lakeshore Business Center Phase III

The loans are recorded as liabilities of the joint venture. The mortgages of Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The mortgage of Lakeshore Business Center Phase III bears interest at a variable rate based on LIBOR daily rate plus 2.3% and is due September 8, 2003.

On October 6, 1998 pursuant to a contract executed on September 8, 1998, the L/U II Joint Venture and NTS-Properties V sold University Business Center Phases I and II office building to Silver City Properties, Ltd. ("the Purchaser") for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 69.23% interest as of October 6, 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment

-------------------------------------------------

penalties) of approximately $10,672,643 ($4,739,261 for Phase I and $5,933,382 for Phase II) on these properties. See Part II, Item 8 - Note 8 for details of this transaction. During the first quarter of 1999, a portion of the proceeds from the sale were used to make a special cash distribution of $37.50 per limited partnership Unit totaling $1,252,275.

On September 17, 1999, the Partnership closed on the sale of University III vacant land to Silver City Properties, Ltd. for a purchase price of $801,000. On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership had a 79.45% interest in the Joint Venture at that date. The Partnership reflects a net gain of approximately $71,000 associated with those sales for the year ended December 31, 1999.

On July 1, 2000 and July 1, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the L/U II Joint Venture. The other partners in the joint venture did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the joint venture decreased. Effective July 1, 2000, NTS-Properties V's percentage of ownership in the L/U II Joint Venture is 81.19% as compared to 79.45% prior to July 1, 2000, and 69.23% prior to July 1, 1999.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interest. The term Net Cash Flow means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and
(iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the partners in accordance with their respective percentage interests pursuant to the joint venture agreements.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2000, there are no properties under construction in the vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of the NTS-Properties Associates V, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties
Associates V. Under the agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, NTS Development Company received a total of $271,852 for the year ended December 31, 2000, $204,993 was received from the commercial properties and $66,859 was received from the residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

In addition, the agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the agreement between NTS Development Company and the Partnership was for an initial period of five years, and thereafter for succeeding one-year periods, unless cancelled. The agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2000, the agreement is still in effect.

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

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgement consistent with its fiduciary responsibility to the limited partners and the Partnership's investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the partnership agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence.

--------------------------------

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

NTS Development Company (the "Property Manager"), and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 for further discussion of related party transactions.

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

Item 3.     Legal Proceedings
            -----------------

None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

None.

                                     PART II
                                     -------

Item 5.       Market for  Registrant's Limited Partnership Interests and Related
              ------------------------------------------------------------------
              Partner Matters
              ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 1,749 limited partners as of February 28, 2001. Cash distributions and allocations of income (loss) are made as described in Note 1D to the Partnership's 2000 consolidated financial statements.

Annual distributions totaling $37.50 were paid per limited partnership unit during 1999. No distributions were paid during 2000 or 1998. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and required cash reserves, as determined by the General Partner, for future leasing costs, tenant finish costs, and capital improvements. Distributions were paid quarterly as follows:


                               2000             1999          1998
                               ----             ----          ----
      First quarter        $    --          $   37.50      $    --
      Second quarter            --               --             --
      Third quarter             --               --             --
      Fourth quarter            --               --             --
                           -----------      -----------    -----------
                           $    --          $   37.50      $    --
                           ===========      ===========    ===========

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 2000, 1999 and 1998. Distributions were funded by cash flow derived from investing activities.


                           Net Income (Loss)   Cash Distributions   Return of
                              Allocated            Declared          Capital
                              ---------            --------          -------

      Limited partners:
           2000             $   (37,825)          $      --         $      --
           1999                 (78,477)            1,252,275         1,252,275
           1998               3,956,082                  --                --
      General Partners
           2000             $      (382)          $      --         $      --
           1999                    (793)               12,649            12,649
           1998                  39,961                  --                --

Item 6.   Selected Financial Data
          -----------------------

Years ended December 31, 2000, 1999, 1998, 1997, and 1996.

                                    2000             1999            1998            1997            1996
                                    ----             ----            ----            ----            ----

Rental and other income         $  4,915,420    $  4,871,091    $  7,067,738    $  7,173,083    $  6,958,452
Gain on sale of property                --            71,439       5,364,026            --              --
Total expenses                     4,963,750       5,033,030       6,924,566       7,867,222       7,928,627
                                -------------   -------------   -------------   -------------   -------------
(Loss) income before
  minority interest and
  extraordinary item                 (48,330)        (90,500)      5,507,198        (694,139)       (970,175)
Minority interest                    (10,123)        (11,230)        203,291        (140,659)       (206,554)
                                -------------   -------------   -------------   -------------   -------------
(Loss) income after
  minority interest before
  extraordinary item                 (38,207)        (79,270)      5,303,907        (553,480)       (763,621)

Extraordinary item                      --              --        (1,307,864)        (54,544)        (72,349)
                                -------------   -------------   -------------   -------------   -------------
Net income (loss)               $    (38,207)   $    (79,270)   $  3,996,043    $   (608,024)   $   (835,970)
                                =============   =============   =============   =============   =============

Net income (loss)
  allocated to:
     General Partner            $       (382)   $       (793)   $     39,961    $     (6,080)   $     (8,360)
     Limited partners           $    (37,825)   $    (78,477)   $  3,956,082    $   (601,944)   $   (827,610)

Net income (loss) per
  limited partnership Units     $      (1.24)   $      (2.39)   $     114.89    $     (17.13)   $     (23.23)

Weighted average number
  of limited partnership
  Units                               30,620          32,861          34,433          35,136          35,632

Cumulative net income
  (loss) allocated to:
      General Partner           $     66,174    $     66,556    $     67,349    $     27,388    $     33,468
      Limited partners          $ (4,714,737)   $ (4,676,912)   $ (4,598,435)   $ (8,554,517)   $ (7,952,573)

Cumulative taxable
  income (loss) allocated to:
     General Partner            $    165,329    $    146,496    $    189,030    $    153,955    $    149,844
     Limited partners           $ (5,864,636)   $ (5,723,508)   $ (3,720,315)   $ (7,160,797)   $ (7,217,069)

Distributions declared:
     General Partner            $       --      $     12,649    $       --      $       --      $       --
     Limited partners           $       --      $  1,252,275    $       --      $       --      $       --

Cumulative distributions
  declared to:
     General Partner            $    168,176    $    168,176    $    155,527    $    155,527    $    155,527
     Limited partners           $ 16,641,479    $ 16,641,479    $ 15,389,204    $ 15,389,204    $ 15,389,204

At year end:
  Land, buildings and
    amenities, net              $ 22,074,949    $ 19,908,042    $ 21,132,411    $ 31,301,853    $ 32,911,268
     Total assets               $ 24,186,003    $ 23,880,328    $ 26,670,378    $ 33,361,738    $ 35,384,491

     Mortgages and notes
      payable                   $ 14,436,464    $ 14,143,157    $ 15,073,762    $ 27,159,234    $ 28,476,266

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.    Management's  Discussion  and  Analysis  of  Financial  Condition and
           ---------------------------------------------------------------------
           Results of Operations
           ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the consolidated financial statements in Item 8 and the cautionary statements below.

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties and joint ventures as of December 31 were as follows:


                                                  2000 (1)    1999      1998
                                                  --------    ----      ----
 Wholly-Owned Properties
 -----------------------
 Commonwealth Business Center Phase II (2)           73%       86%       79%

 Properties Owned in Joint Venture with NTS-
 -------------------------------------------
 Properties IV (ownership % at December 31, 2000)
 ------------------------------------------------
 The Willows of Plainview Phase II (90.30%)          89%       87%       92%

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (3)               85%       73%       85%
 Lakeshore Business Center Phase II (3)              86%       72%       79%
 Lakeshore Business Center Phase III                 12%       N/A       N/A

 (1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.
 (2) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
 (3) Ownership percentage was 81.19%, 79.45% and 69.23% at December 31, 2000, 1999 and 1998, respectively

The average occupancy levels at the Partnership's properties and joint ventures as of December 31 were as follows:


                                                    2000      1999       1998
                                                    ----      ----       ----
 Wholly-Owned Properties
 -----------------------
 Commonwealth Business Center Phase II               83%       79%       80%
 University Business Center Phase I                  N/A       N/A      100% (1)

 Properties Owned in Joint Venture with NTS-
 -------------------------------------------
 Properties IV (ownership % at December 31, 2000)
 ------------------------------------------------
 The Willows of Plainview Phase II (90.30%)          92%       93%       87%

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (2)               78%       74%       88%
 Lakeshore Business Center Phase II (2)              86%       85%       91%
 Lakeshore Business Center Phase III                 12%       N/A       N/A
 University Business Center Phase II (1)             N/A       N/A       91%

 (1)  Represent average occupancy through October 6, 1998.
 (2) Ownership percentage was 81.19%, 79.45% and 69.23% as of December 31, 2000, 1999 and 1998, respectively.

Rental and Other Income
-----------------------

Rental and other income generated by the Partnership's properties and joint ventures for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                 2000      1999         1998
                                                 ----      ----         ----

 Wholly-Owned Properties
 -----------------------
 Commonwealth Business Center Phase II      $  636,495 $  584,567  $  591,913
 University Business Center Phase I              N/A        N/A    $1,167,893(1)


 Properties Owned in Joint Venture
 ---------------------------------
 with NTS- Properties IV
 -----------------------
 (Ownership % at December 31, 2000)
 ----------------------------------

 The Willows of Plainview Phase II (90.30%) $1,318,620 $1,341,677  $1,328,990

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (2)      $1,404,217 $1,284,362  $1,493,648
 Lakeshore Business Center Phase II (2)     $1,414,306 $1,408,339  $1,638,695
 Lakeshore Business Center Phase III (3)    $    5,122      N/A         N/A
 University Business Center Phase II             N/A        N/A    $  779,945(1)

 (1) On October 6, 1998, University Business Centers Phases I and II were sold. Revenues shown here represent 1998 income through the date of disposition. Ownership of University Business Center Phase II was 69.23% on October 6, 1998.

 (2) Represents ownership percentage of 81.19% for the six months ended December 31, 2000, 79.45% for the six months ended June 30, 2000 and December 31,
     1999, and 69.23% for the six months ended June 30, 1999 and the twelve months ended December 31, 1998.

 (3) Property  was  constructed  in 2000.  Ownership  was 81.19% at December 31,
     2000.

The following is an analysis of material changes in results of operations for the periods ending December 31, 2000, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $2,370,000, or 34%, from 1998 to 1999, primarily as a result of the sale of University Business Center Phases I and II in October 1998. See Item 8 - Note 9 for a further discussion of the sale. Approximately $1,168,000 and $780,000 of revenues were generated by University Business Center Phase I and II, respectively for the twelve months ended December 31, 1998. Also contributing to the decrease is a decrease in average occupancy at Lakeshore Business Center Phases I and II.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it thought there could be a possible collection. There have been no funds recovered as a result of these actions during the years ended December 31, 2000, 1999 or 1998. As of December 31, 2000 no action is being taken against any tenants to collect funds through the remedies discussed above.

-----------------------------------

The 1999 gain on sale of asset is a result of the sale of University III vacant land to Silver City Properties, Ltd. on September 17, 1999 and the result of the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") sale of 2.4 acres of land on July 23, 1999 (see Item 8 - Note 8).

The 1998 gain on sale of asset is the result of selling University Business Center Phases I and II. On October 6, 1998 pursuant to a contract executed on September 8, 1998, the L/U II Joint Venture and NTS Properties V, an affiliate of the General Partner of the Partnership, sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), for $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase
II). University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 69.23% interest as of the date of the sale. Portions of the proceeds from this sale were immediately used to pay outstanding debt (including interest and prepayment penalty) of $10,672,643 ($4,739,261 for Phase I and $5,933,382 for Phase II) on these properties. During October 1998 the Partnership used proceeds from the sale to pay outstanding debt of approximately $1,448,000 on Commonwealth Business Center Phase II.

Interest and other income includes income earned from short-term investments made by the Partnership with cash reserves. Interest income decreased approximately $106,000, or 40%, from 1999 to 2000, as a result of a decrease in cash reserves available for investment. Interest income increased approximately $174,000 from 1998 to 1999, as a result of an increase in cash reserves available for investment.

Operating expenses decreased approximately $257,000, or 19%, from 1998 to 1999, primarily due to the sale of University Business Center Phases I and II in October 1998 and decreased exterior repairs at Commonwealth Business Center Phase II and The Willows of Plainview Phase II.

Operating expenses - affiliated decreased approximately $44,000, or 7%, from 1998 to 1999, primarily as a result of the sale of University Business Center Phases I and II in October 1998. Operating expenses - affiliated are expenses incurred for services by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 2000 loss on disposal of assets can be attributed to the retirement of assets at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II which were not fully depreciated. The retirements were due to common area renovations at Lakeshore Business Center Phases I and II and to wood and exterior renovations at The Willows of Plainview Phase II.

The 1999 and 1998 loss on disposal of assets is primarily the result of the retirement of improvements and amenities at The Willows of Plainview Phase II which were not fully depreciated. The retirements were due to alarm system and signage replacements, pool renovations and clubhouse remodeling.

Interest expense decreased approximately $156,000, or 13%, from 1999 to 2000, primarily due to regular principal payments on Lakeshore Business Center Phases I and II mortgages and The Willows of Plainview Phase II mortgages.

-----------------------------------

Interest expense decreased approximately $967,000, or 45%, from 1998 to 1999, primarily as a result of the reduction in debt from the sale of University Business Center Phase I and II in October 1998 and from regular principal payments.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The approximate $141,000 decrease in management fees from 1998 to 1999 is primarily the result of the sale of University Business Center Phases I and II in October 1998.

Real estate taxes decreased approximately $38,700, or 8%, from 1999 to 2000, primarily due to a decrease in assessment at Commonwealth Business Center Phase II and to the sale of 2.4 acres of land by the L/U II Joint Venture in July 1999 and the sale of University Phase III vacant land in September 1999.

Real estate taxes decreased approximately $158,000, or 25%, from 1998 to 1999, primarily as a result of the sale of University Business Center Phases I and II in October 1998.

Professional and administrative expenses decreased approximately $74,000, or 34%, from 1999 to 2000, primarily as a result of decreased legal and accounting fees relating to the tender offers.

Professional and administrative expenses increased approximately $85,000, or 64%, from 1998 to 1999, primarily as a result increased legal fees relating to the tender offers and increased accounting fees.

Professional and administrative expenses - affiliated decreased approximately $32,000, or 18%, from 1999 to 2000, and approximately $28,000, or 13%, from 1998 to 1999. These decreases are primarily due to the decreased salary expenses allocated from NTS Development Company following the sales of University Business Center Phases I and II and changes in personnel. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner, on behalf of the Partnership.

Depreciation and amortization expense increased approximately $60,000, or 6%, from 1999 to 2000, primarily as a result of additional assets placed in service at Lakeshore Business Center Phases I and II as a result of common area renovations.

Depreciation and amortization decreased approximately $400,000, or 29%, from 1998 to 1999. The decrease is the result of the sale of University Business Center Phases I and II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3 -30 years for buildings and improvements, and 3-7 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $40,569,924.

-----------------------------------

The 1998 extraordinary item - early extinguishment of debt relates to the sale of University Business Center Phases I and II. A portion of the proceeds from the sale was used to retire a $4,358,191 mortgage payable on University Business Center Phase I (maturity of February 2008), a $5,128,872 mortgage payable on University Business Center Phase II (maturity of August 2008) and a $1,435,051 mortgage payable on Commonwealth Business Center Phase II (maturity of February
2009). As a result of the prepayment of the University Business Center Phase I and II mortgages, penalties of $348,655 and $ 763,995 respectively, were required by the insurance companies who held the mortgages. Unamortized loan costs connected with these loans were also expensed due to the fact that the mortgages were repaid prior to their maturity.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is typically derived from operating activities. Cash flows provided by investing activities in 1998 are the result of the sale of University Business Center Phases I and II. Cash flows provided by investing activities in 1999 are the result of the sale of University Phase III land and the sale of 2.4 acres of land by the L/U II Joint Venture. Cash flows used in investing activities are for tenant finish improvements and for other capital additions and are funded by operating activities and cash reserves. Cash flows provided by financing activities are from debt fundings. Cash flows used in financing activities are for cash distributions, loan costs, principal payments on mortgages payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited partnership Units through the tender offers.

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III. There may be significant demands on future liquidity due to the lease up of Lakeshore Business Center Phase III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flows provided by (used in):

                                       2000            1999            1998
                                       ----            ----            ----
 Operating activities             $  1,048,397    $  1,093,626    $  1,934,977
 Investing activities               (3,379,935)        301,021      15,635,527
 Financing activities                  232,667      (2,827,744)    (13,490,614)
                                  -------------   -------------   -------------
     Net (decrease) increase
      in cash and equivalents     $ (2,098,871)   $ (1,433,097)   $  4,079,890
                                  =============   =============   =============

Net cash provided by operating activities decreased approximately $45,000, or 4%, in 2000. The decrease was primarily driven by a loss on disposal of assets and decreased other assets.

Net cash provided by operating activities decreased approximately $840,000, or 43%, in 1999. The decrease was primarily driven by a decrease in net income from operations as a result of the sale of University Business Center Phases I and II in October 1998 and by changes in working capital accounts.

Net cash used in investing activities increased approximately $3,680,000 in 2000
as  compared  to  1999.  The  increase  is  the  result  of  increased   capital
expenditures primarily at Lakeshore Business Center Phase III.

-----------------------------------------------------------

Net cash provided by investing activities in 1999 decreased compared to 1998 due to approximately $14,460,000 in proceeds from the sale of University Business Center Phases I and II being included in 1998 and increased capital spending. The decrease is partially offset by approximately $1,245,000 proceeds received in 1999 from the sale of University Phase III and 2.4 acres of land adjacent to the Lakeshore Business Center.

The approximate $3,060,000 decrease in cash used in financing activities is partially the result of an approximate $1,265,000 cash distribution paid in March 1999. No distributions were paid during the year ended December 31, 2000. Also contributing to the decrease is a decrease in the repurchase of limited partnership Units and an increase due to funds drawn on the Lakeshore Business Center Phase III loan which was closed September 8, 2000.

The approximate $10,660,000 decrease in net cash used in financing activities in 1999 was primarily the result of the retirement of mortgages payable on Commonwealth Business Center II and University Business Center I and II from the proceeds of the sale of University Business Center I and II in October 1998.

The table below presents that portion of the distributions which represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 2000, 1999 and 1998. Distributions were funded by cash derived from investing activities.


                       Net (Loss) Income   Cash Distributions     Return of
                           Allocated           Declared            Capital
                           ---------           --------            -------
 Limited partners:
      2000              $   (37,825)        $      --             $      --
      1999                  (78,477)          1,252,275             1,252,275
      1998                3,956,082                --                    --
 General Partner:
      2000              $      (382)        $      --             $      --
      1999                     (793)             12,649                12,649
      1998                   39,961                --                    --


Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations at the Partnership's commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flows from operations, cash reserves or additional financing where necessary.

As of December 31, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. This commitment will be funded from existing debt financing. The Partnership had incurred approximately $77,000 of this cost as of December 31, 2000.

------------------------------------------------------------

The Partnership has no other material commitments for renovations or capital improvements as of December 31, 2000.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $177,930, $0, and $99,900, respectively, to the reserve. Through October 25, 1998, (the commencement date of the First Tender Offer), the Partnership had repurchased a total of 1,882 Units for $277,830 at a price ranging from $135 to $160 per Unit. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 2000 was $0.

On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was January 11, 1999 and this expiration date was subsequently extended through February 5, 1999. A total of 2,458 Units were tendered, pursuant to the First Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890 plus offering expenses.

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

On November 5, 1999, the Partnership and ORIG, LLC, (the "Offerors"), commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 limited partnership Units at a price of $215 per Unit as of the date of the Third Tender Offer. The initial expiration date of the offer was December 23, 1999. On December 22, 1999, the price was increased to $230 per Unit and the expiration date was extended to December 31, 1999. A total of 1,196 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 250 Units and ORIG, LLC purchased 946 Units at a total cost of $275,080 plus offering expenses.

On September 22, 2000, the Partnership and ORIG, LLC (the "Offerors"), commenced a fourth tender offer (the "Fourth Tender Offer") to purchase up to 200 of the Partnership's limited partnership Units at a price of $230 per Unit as of the date of the Fourth Tender Offer. The expiration date of the offer was December 22, 2000. A total of 2,710 Units were tendered, pursuant to the Fourth Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units and ORIG, LLC purchased 2,610 Units at a total cost of $623,300 plus offering expenses.

------------------------------------------------------------

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

Cautionary Statements
---------------------

Some of the  statements included in Items 1 and 2, Business and  Properties  and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends

---------------------------------

in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $1,300,327 mortgage payable on Lakeshore Business Center Phase III. At December 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $514,000 decrease in the fair value of all debt and would increase interest expense on the variable rate mortgage by approximately $12,000 for the year.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties V, a Maryland Limited Partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties V, a Maryland Limited Partnership, as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties V as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules included on pages 50 through 52 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                                NTS-PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                       2000             1999
                                                       ----             ----

ASSETS
------
Cash and equivalents                              $ 1,096,857       $ 3,195,728
Cash and equivalents - restricted                      48,389           128,990
Accounts receivable                                   167,429           114,506
Land, buildings and amenities, net                 22,074,949        19,908,042
Other assets                                          798,379           533,062
                                                  -----------       -----------
     TOTAL ASSETS                                 $24,186,003       $23,880,328
                                                  ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                 $14,436,464       $14,143,157
Accounts payable                                      367,158           353,297
Security deposits                                     227,091           193,963
Other liabilities                                     213,312           183,062
                                                  -----------       -----------
     TOTAL LIABILITIES                             15,244,025        14,873,479

MINORITY INTEREST                                     853,386           857,050

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                    8,088,592         8,149,799
                                                  -----------       -----------
     TOTAL LIABILITIES AND PARTNERS' EQUITY       $24,186,003       $23,880,328
                                                  ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                NTS PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------



                                                             2000            1999            1998
                                                             ----            ----            ----

REVENUES
--------
Rental income                                           $  4,756,468    $  4,605,597    $  6,976,273
Gain on sale of assets                                          --            71,439       5,364,026
Interest and other income                                    158,952         265,494          91,465
                                                        -------------   -------------   -------------
     TOTAL REVENUES                                        4,915,420       4,942,530      12,431,764

EXPENSES
--------
Operating expenses                                         1,138,598       1,126,065       1,383,261
Operating expenses - affiliated                              581,189         585,072         629,332
Loss on disposal of assets                                   195,722          34,314          15,957
Interest expense                                           1,006,032       1,162,058       2,129,322
Management fees                                              271,852         270,555         412,025
Real estate taxes                                            433,269         471,991         629,947
Professional and administrative expenses                     143,324         216,980         132,458
Professional and administrative expenses - affiliated        149,221         180,957         208,495
Depreciation and amortization                              1,044,543         985,038       1,383,769
                                                        -------------   -------------   -------------
     TOTAL EXPENSES                                        4,963,750       5,033,030       6,924,566
                                                        -------------   -------------   -------------
Income (loss) before minority interest and
  extraordinary item                                         (48,330)        (90,500)      5,507,198
Minority interest                                            (10,123)        (11,230)        203,291
                                                        -------------   -------------   -------------
Income (loss) before extraordinary item                      (38,207)        (79,270)      5,303,907
Extraordinary item                                              --              --        (1,307,864)
                                                        -------------   -------------   -------------
     Net income (loss)                                  $    (38,207)   $    (79,270)   $  3,996,043
                                                        =============   =============   =============
Net income (loss) allocated to the limited partners:
Income (loss) before extraordinary item                 $    (37,825)   $    (78,477)   $  5,250,867
Extraordinary item                                              --              --        (1,294,785)
                                                        -------------   -------------   -------------
     Net income (loss)                                  $    (37,825)   $    (78,477)   $  3,956,082
                                                        =============   =============   =============
Net income (loss ) per limited partnership Unit:
Income (loss) before extraordinary item                 $      (1.24)   $      (2.39)   $     152.49
Extraordinary Item                                              --              --            (37.60)
                                                        -------------   -------------   -------------
     Net income (loss) per limited partnership Unit     $      (1.24)   $      (2.39)   $     114.89
                                                        =============   =============   =============
Weighted average number of limited partnership
  Units                                                       30,620          32,861          34,433
                                                        =============   =============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                NTS-PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                 CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (1)
                 ----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                Limited          General
                                               Partners          Partner            Total
                                               --------          -------            -----
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Balances at December 31, 1997                $  6,501,634     $   (128,039)    $  6,373,595

  Net income                                    3,956,082           39,961        3,996,043

  Repurchase of limited partnership Units        (177,930)            --           (177,930)
                                             -------------    -------------    -------------
Balances at December 31, 1998                  10,279,786          (88,078)      10,191,708

  Net loss                                        (78,477)            (793)         (79,270)

  Cash distributions                           (1,252,275)         (12,649)      (1,264,924)

  Repurchase of limited partnership Units        (697,715)            --           (697,715)
                                             -------------    -------------    -------------
Balances at December 31, 1999                   8,251,319         (101,520)       8,149,799

  Net loss                                        (37,825)            (382)         (38,207)

  Repurchase of limited partnership Units         (23,000)            --            (23,000)
                                             -------------    -------------    -------------
Balances at December 31, 2000                $  8,190,494     $   (101,902)    $  8,088,592
                                             =============    =============    =============


(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                NTS-PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                                 2000           1999            1998
                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (loss) income                                          $    (38,207)   $    (79,270)   $  3,996,043
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Gain on sale of assets                                           --           (71,439)     (5,364,026)
  Extraordinary item - early extinguishment of debt                --              --         1,307,864
  Loss on disposal of assets                                    195,722          34,314          15,957
  Depreciation and amortization                               1,077,196       1,007,292       1,618,846
  Changes in assets and liabilities:
    Cash and equivalents - restricted                            23,101          41,092         (29,925)
    Accounts receivable                                         (52,923)           (353)        248,156
    Other assets                                               (223,608)        (17,755)       (128,114)
    Accounts payable                                             13,861         125,457         195,587
    Security deposits                                            33,128          29,165         (39,233)
    Other liabilities                                            30,250          36,353         (89,469)
    Minority interest (loss) income                             (10,123)        (11,230)        203,291
                                                           -------------   -------------   -------------
      Net cash provided by operating activities               1,048,397       1,093,626       1,934,977
                                                           -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from the sale of land and buildings                       --         1,245,335      14,462,617
Additions to land, buildings and amenities                   (3,386,394)       (947,033)       (524,087)
Minority interest distributions                                   6,459           2,719       1,696,997
                                                           -------------   -------------   -------------
     Net cash (used in) provided by investing activities     (3,379,935)        301,021      15,635,527
                                                           -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                 1,300,327            --           200,000
Principal payments on mortgages payable                      (1,007,020)       (930,605)    (12,285,472)
Early principal payment penalty                                    --              --        (1,112,650)
Cash distributions                                                 --        (1,264,924)          8,438
(Increase) decrease in loan costs                               (95,140)           --              --
Repurchase of limited partnership units                         (23,000)       (697,715)       (177,930)
Decrease (increase) in cash and equivalents - restricted         57,500          65,500        (123,000)
                                                           -------------   -------------   -------------
     Net cash provided by (used in) financing activities        232,667      (2,827,744)    (13,490,614)
                                                           -------------   -------------   -------------
     Net (decrease) increase in cash and equivalents         (2,098,871)     (1,433,097)      4,079,890

CASH AND EQUIVALENTS, beginning of year                       3,195,728       4,628,825         548,935
                                                           -------------   -------------   -------------
CASH AND EQUIVALENTS, end of year                          $  1,096,857    $  3,195,728    $  4,628,825
                                                           =============   =============   =============

Interest paid on a cash basis                              $  1,069,527    $  1,145,941    $  1,953,614
                                                           =============   =============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                NTS-PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Consolidation Policy and Joint Venture Accounting
               -------------------------------------------------

               The consolidated financial statements included the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method. In conformity with Generally Accepted Accounting Principles, management has used estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

               From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

               Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.

               The  Emerging  Issues  Tasks  Force  ("EITF")  of  the  Financial
               Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

               -------------------------------------------------------------

               The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

          B)   Organization
               ------------

               NTS-Properties V, a Maryland Limited Partnership (the "Partnership"), is a limited partnership organized on April 30, 1984. The General Partner is NTS-Properties Associates V, a Kentucky limited partnership. The Partnership is in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

          C)   Properties
               ----------

               The Partnership owns and operates the following properties:

               * Commonwealth Business Center Phase II, a business Center with approximately 66,000 net rentable square feet located in Louisville, Kentucky.

               * A 90.30% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky.

               * An 81.19% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the joint venture appears below:

                    -    Lakeshore  Business  Center Phase I - a business center
                         -----------------------------------
                         with approximately 103,000 rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore  Business Center Phase II - a business center
                         -----------------------------------
                         with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore Business Center Phase III - a business center
                         -----------------------------------
                         with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

          D)   Allocation of Net Income (Loss) and Cash Distributions
               ------------------------------------------------------

               Operating net cash receipts, as defined in the partnership agreement and which are made available for distribution will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received their 8% preferred return as defined in the partnership agreement; 2) to the General Partner in an amount equal to approximately

               -----------------------------------------------------------------

               10% of the limited partners 8% preferred return and 3) the remainder, 90% to the limited partners and 10% to the General Partner. Net operating income (loss), exclusive of depreciation, is allocated to the limited partners and the General Partner in proportion to their cash distributions. Net operating income, exclusive of depreciation, in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account to in an amount to restore their respective negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received cash distributions from all sources equal to their original capital; (3) the balance, 75% to the limited partners and 25% to the General Partner. Depreciation expense is allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying consolidated financial statements.

          E)   Tax Status
               ----------

               The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the Partnership interests for inclusion on their individual income tax returns.

               A reconciliation of net (loss) income for financial statement purposes versus that for income tax reporting is as follows:


                                                     2000         1999        1998
                                                     ----         ----        ----

                Net income (loss)                $   (38,207) $   (79,270) $ 3,996,043
                Items handled differently
                  for tax purposes:
                 Gain/loss on sale of assets            --     (1,765,152)    (982,892)
                 Depreciation and amortization        18,893     (177,825)     421,204
                 Capitalized leasing costs              --          2,622       11,930
                 Rental income                        11,084      (32,996)      44,212
                 Write-off of unamortized tenant        --        (24,787)      (6,314)
                  improvements
                 Allowance for doubtful accounts        --         (4,698)      (8,626)
                 Other                              (114,065)      36,379         --
                                                 ------------ ------------ ------------
                Taxable (loss) income            $  (122,295) $(2,045,727) $ 3,475,557
                                                 ============ ============ ============


          F)   Cash and Equivalents - Restricted
               ---------------------------------

               Cash and equivalents - restricted represents 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies and 3) funds reserved by the Partnership for the repurchase of limited partnership Units (1999 balance only).

          G)   Basis of Property and Depreciation
               ----------------------------------

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

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

          H)   Revenue Recognition - Rental Income and Capitalized Leasing Costs
               -----------------------------------------------------------------

               The Partnership recognizes revenue in accordance with each tenant's respective lease agreement. Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $55,357 and $28,433 at December 31, 2000 and 1999, respectively.

               All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

          I)   Advertising
               -----------

               The   Partnership   expenses   advertising   costs  as  incurred.
               Advertising expense was immaterial to the Partnership during the years ended December 31, 2000, 1999 and 1998.

          J)   Statements of Cash Flows
               ------------------------

               For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with initial maturities of three months or less.

2.        Concentration of Credit Risk
          ----------------------------

          NTS-Properties V owns and operates or has a joint venture investment in commercial properties in Kentucky (Louisville), and Florida (Ft. Lauderdale). The Partnership also has a joint venture investment in a residential property in Louisville, Kentucky.

3.        Tender Offers
          -------------

          On October 13, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was January 11, 1999, and this expiration date was subsequently extended through February 5, 1999. A total of 2,458 Units were tendered, pursuant to the First Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 600 Units and ORIG, LLC purchased 1,858 Units at a total cost of $503,890 plus offering expenses.

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

          On November 5, 1999, the Partnership and ORIG, LLC (the "Offerors"), commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 of the Partnership's limited partnership Units at a price of $215 per Unit as of the date of the Third Tender Offer. The initial expiration date of the offer was December 23, 1999. On December 22, 1999, the price was increased to $230 per Unit and the expiration date was extended to December 31, 1999. A total of 1,196 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 250 Units and ORIG, LLC repurchased 946 Units at a total cost of $275,080 plus offering expenses.

          On September 22, 2000, the Partnership and ORIG, LLC (the "Offerors"), commenced a fourth tender offer (the "Fourth Tender Offer") to purchase up to 200 of the Partnership's limited partnership Units at a price of $230 per Unit as of the date of the Fourth Tender Offer. The expiration date of the offer was December 22, 2000. A total of 2,710 Units were tendered, pursuant to the Fourth Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units and ORIG, LLC purchased 2,610 Units at a total cost of $623,300 plus offering expenses.

          The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date.

4.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:


                                                       2000            1999
                                                       ----            ----

           Land and improvements                   $10,552,618     $28,608,873
           Buildings, improvements and amenities    29,989,538       8,979,394
                                                   -----------     -----------

                                                    40,542,156      37,588,267

           Less accumulated depreciation            18,467,207      17,680,225
                                                   -----------     -----------

                                                   $22,074,949     $19,908,042
                                                   ===========     ===========

5.        Mortgages Payable
          -----------------

          Mortgages payable as of December 31 consist of the following:


                                                        2000            1999
                                                        ----            ----

          Mortgage payable to an insurance
          company, bearing interest at a
          fixed rate of 8.125%,
          due August 1, 2008,
          secured by land and a building.           $ 4,483,083     $ 4,888,353

          Mortgage payable to an insurance
          company, bearing interest at a
          fixed rate of 8.125%,
          due August 1,  2008,
          secured by land and buildings.              4,166,849       4,543,531

          Mortgage payable to an insurance
          company, bearing interest at a
          fixed rate of 7.2%,
          due January 5, 2013,
          secured by land, buildings and
          amenities.                                 2,808,716        2,949,626

          Mortgage payable to an insurance
          company, bearing interest at a
          fixed rate of  7.2%,
          due January 5, 2013,
          secured by land, buildings and
          amenities.                                 1,677,489        1,761,647

          Mortgage payable to a bank,
          bearing interest at a variable rate
          based on LIBOR daily rate plus 2.3%,
          currently 7.58%, due on September 8, 2003,
          secured by land and a building.             1,300,327           --
                                                    -----------     -----------
                                                    $14,436,464     $14,143,157
                                                    ===========     ===========

         Scheduled maturities of debt are as follows:

                  For the Years Ended December 31,               Amount
                  --------------------------------               ------
                      2001                                    $ 1,089,724
                      2002                                      1,208,938
                      2003                                      1,308,524
                      2004                                      1,413,389
                      2005                                      1,526,893
                      Thereafter                                7,888,996
                                                              -----------
                                                              $14,436,464
                                                              ===========

          -----------------------------

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $14,400,000.

6.        Rental Income Under Operating Lease
          -----------------------------------

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2000

                  For the Years Ended December 31,             Amount
                  --------------------------------             ------
                      2001                                   $ 2,201,437
                      2002                                     1,563,304
                      2003                                       850,884
                      2004                                       582,298
                      2005                                       184,794
                      Thereafter                                  36,757
                                                             -----------
                                                             $ 5,419,474
                                                             ===========

7.        Related Party Transactions
          --------------------------

          Pursuant  to  an  agreement  with  the  Partnership,  NTS  Development
          Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

          The Partnership was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                 For the Twelve Months Ended
                                                        December 31,
                                                        ------------
                                                2000         1999        1998
                                                ----         ----        ----

           Property management fees         $  271,852   $  270,555   $  412,025
                                            ----------   ----------   ----------
           Property management                 334,296      270,397      392,652
           Leasing                             164,736      213,389      155,811
           Administrative - operating           78,121       93,255       59,695
           Other                                 4,036        8,031       21,174
                                            ----------   ----------   ----------
            Total operating expenses
             - affiliated                      581,189      585,072      629,332
                                            ----------   ----------   ----------
           Professional and administrative
             expenses - affiliated             149,221      180,957      208,495
                                            ----------   ----------   ----------


                            (Continued on next page)

          --------------------------------------


                                                   For the Twelve Months Ended
                                                           December 31,
                                                           ------------
                                                   2000         1999       1998
                                                   ----         ----       ----

           Repairs and maintenance fee           178,879       47,338     32,412
           Leasing commissions                    97,910      108,236     77,471
           Loan costs                               --           --         --
           Construction management                    38         --        4,157
           Other                                    --           --           81
                                              ----------   ---------- ----------
            Total related party transactions
             capitalized                         276,827      155,574    114,121
                                              ----------   ---------- ----------
     Total related party transactions         $1,279,089   $1,192,158 $1,363,973
                                              ==========   ========== ==========

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

8.        Sale of Assets
          --------------

          On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II Joint Venture") and NTS Properties V sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser") for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University Business Center Phase II was owned by the L/U II Joint Venture of which the
          Partnership owned a 69.23% interest as of the date of the sale. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of $10,672,643 ($4,739,261 for Phase I and $5,933,382 for Phase II) on these properties. During October 1998, a portion of the proceeds was also used to pay the outstanding debt balance of $1,447,195 on Commonwealth Business Center Phase II. NTS-Properties V used a portion of the remaining proceeds after pay down of mortgages to make a $37.50 per unit distribution totaling $1,252,275 paid to the limited partners during the first quarter of 1999. The Partnership reflects a extraordinary item of approximately $1,308,000 for loan pre-payment penalties associated with this sale for the year ended December 31, 1998.

          On September 8, 1998, a contract was executed to sell a parcel of land known as University Phase III for $801,000 to Silver City Properties Ltd. On March 17, 1999, NTS-Properties V sold a highway easement on this land to Orange County Florida for $216,648. On September 17, 1999, the closing was held for the September 8, 1998 contract. At closing Silver City Properties, Ltd. was credited for $145,824 of the $216,648 proceeds from the highway easement on this parcel of land. The Partnership reflects a loss of approximately $23,000 associated with this sale for the year ended December 31, 1999.

          --------------------------

          On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a sales price of $528,405. The Partnership reflects a gain of approximately $94,000 associated with this sale for the year ended December 31, 1999.

9.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated balance sheets and statements of operations of the Partnership.

          As of December 31, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. This commitment will be funded from debt financing. The Partnership had incurred approximately $77,000 of this cost as of December 31, 2000.

          The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $400,000.

10.       Segment Reporting
          -----------------

          The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to an apartment community known as The Willows of Plainview Phase II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III. In addition, the table below includes the properties known as University Business Center Phases I and II up until their disposition in October 1998 (see Note 8 for details of this transaction).

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

          -----------------------------

                                                                  2000
                                                                  ----
                                                  Residential     Commercial        Total
                                                  -----------     ----------        -----

Rental income                                     $ 1,313,898    $ 3,442,570    $ 4,756,468
Interest and other income                               4,722         17,571         22,293
                                                  -----------    -----------    -----------
     Total net revenues                           $ 1,318,620    $ 3,460,141    $ 4,778,761
                                                  ===========    ===========    ===========

Operating expenses and operating expenses -
  affiliated                                      $   515,038    $ 1,204,749    $ 1,719,787
Loss on disposal of assets                             46,351        149,371        195,722
Interest expense                                      332,422        653,248        985,670
Management fees                                        66,859        204,993        271,852
Real estate taxes                                      64,332        368,937        433,269
Depreciation expense                                  215,555        778,798        994,353
                                                  -----------    -----------    -----------
     Total expenses                                 1,240,557      3,360,096      4,600,653
                                                  -----------    -----------    -----------
Net income                                        $    78,063    $   100,045    $   178,108
                                                  ===========    ===========    ===========

Land, buildings and amenities, net                $ 3,916,523    $18,141,681    $22,058,204
                                                  ===========    ===========    ===========

Expenditures for land, buildings and amenities    $    28,041    $ 3,358,353    $ 3,386,394
                                                  ===========    ===========    ===========

Segment liabilities                               $ 4,645,824    $10,677,693    $15,323,517
                                                  ===========    ===========    ===========




                                                                  1999
                                                                  ----
                                                  Residential     Commercial       Total
                                                  -----------     ----------       -----

Rental income                                     $ 1,339,755    $ 3,265,842    $ 4,605,597
Interest and other income                               1,923         11,426         13,349
                                                  -----------    -----------    -----------
     Total net revenues                           $ 1,341,678    $ 3,277,268    $ 4,618,946
                                                  ===========    ===========    ===========
Operating expenses and operating expenses -
  affiliated                                      $   462,118    $ 1,249,019    $ 1,711,137
Loss on disposal of assets                             33,647            667         34,314
Interest expense                                      348,106           --          348,106
Management fees                                        71,712        198,843        270,555
Real estate taxes                                      65,583        381,934        447,517
Depreciation expense                                  211,216        723,605        934,821
                                                  -----------    -----------    -----------
     Total expenses                                 1,192,382      2,554,068      3,746,450
                                                  -----------    -----------    -----------
Net income                                        $   149,296    $   723,200    $   872,496
                                                  ===========    ===========    ===========

Land, buildings and amenities, net                $ 4,155,396    $15,731,117    $19,886,513
                                                  ===========    ===========    ===========

Expenditures for land, buildings and amenities    $   112,480    $   834,553    $   947,033
                                                  ===========    ===========    ===========

Segment liabilities                               $ 4,930,013    $   501,114    $ 5,431,127
                                                  ===========    ===========    ===========

          -----------------------------


                                                                 1998
                                                                 ----
                                                Residential     Commercial          Total
                                                -----------     ----------          -----

Rental income                                  $  1,326,167    $  5,650,106     $  6,976,273
Interest and other income                             2,823          21,989           24,812
Gain on sale of assets                                 --       (11,630,723)     (11,630,723)
                                               -------------   -------------    -------------
     Total net revenues                        $  1,328,990    $ (5,958,628)    $ (4,629,638)
                                               =============   =============    =============
Operating expenses and operating expenses -
  affiliated                                   $    520,896    $  1,491,697     $  2,012,593
Loss on disposal of assets                           15,625             332           15,957
Interest expense                                    367,619            --            367,619
Management fees                                      66,832         345,193          412,025
Real estate taxes                                    58,363         489,820          548,183
Depreciation expense                                205,221       1,186,493        1,391,714
                                               -------------   -------------    -------------
     Total expenses                               1,234,556       3,513,535        4,748,091
                                               -------------   -------------    -------------
Net income (loss)                              $     94,434    $ (9,472,163)    $ (9,377,729)
                                               =============   =============     ============


A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                            2000           1999            1998
                                                            ----           ----            ----

NET REVENUES
------------
Total revenues for reportable segments                 $  4,778,761    $  4,618,947    $ (4,629,638)
Other income for Partnership                                 85,696         202,338         363,958
Gain on sale of assets                                         --            71,439      16,994,749
Eliminations                                                 50,963          49,806        (297,305)
                                                       -------------   -------------   -------------
     Total consolidated net revenues                   $  4,915,420    $  4,942,530    $ 12,431,764
                                                       =============   =============   =============
INTEREST EXPENSE
----------------
Interest expense for reportable segments               $    985,670    $    348,106    $    367,619
Interest expense for Partnership level                       20,362         813,952       1,761,703
                                                       -------------   -------------   -------------
     Total interest expense                            $  1,006,032    $  1,162,058    $  2,129,322
                                                       =============   =============   =============
REAL ESTATE TAXES
-----------------
Total real estate taxes for reportable segments        $    433,269    $    447,517    $    548,183
Real estate and income taxes for Partnership level             --            24,474          81,764
                                                       -------------   -------------   -------------
     Total real estate taxes                           $    433,269    $    471,991    $    629,947
                                                       =============   =============   =============
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                             $    994,353    $    934,821    $  1,391,714
Depreciation and amortization for Partnership level          18,839          18,871          48,383
Eliminations                                                 31,351          31,346         (56,328)
                                                       -------------   -------------   -------------
    Total depreciation and amortization                $  1,044,543    $    985,038    $  1,383,769
                                                       =============   =============   =============


          -----------------------------

                                                                 2000            1999             1998
                                                                 ----            ----             ----

NET INCOME (LOSS) BEFORE EXTRAORDINARY
--------------------------------------
ITEM
----
Net income (loss) before extraordinary item for
  reportable segments                                      $    178,108     $    872,496     $ (9,377,729)
Net income (loss) before extraordinary item for
  Partnership                                                  (226,172)        (952,357)      13,921,840
Minority interest for Partnership                               (10,123)         (11,230)         203,291
Eliminations                                                     19,980           11,821          556,505
                                                           -------------    -------------    -------------
     Total net income (loss) before extraordinary item     $    (38,207)    $    (79,270)    $  5,303,907
                                                           =============    =============    =============
EXTRAORDINARY ITEM-EARLY
------------------------
EXTINGUISHMENT OF DEBT
----------------------
Total extraordinary item for reportable segments           $       --       $       --       $       --
Extraordinary item for partnership                                 --               --         (1,307,864)
                                                           -------------    -------------    -------------
     Total extraordinary item - early extinguishment of
       debt                                                $       --       $       --       $ (1,307,864)
                                                           =============    =============    =============
   TOTAL NET INCOME (LOSS)                                 $    (38,207)    $    (79,270)    $  3,996,043
                                                           =============    =============    =============

LAND, BUILDINGS AND AMENITIES
-----------------------------
Total land, buildings and amenities for reportable
  segments                                                 $ 22,058,204     $ 19,886,513
Partnership level                                                16,745           21,529
                                                           -------------    -------------
     Total land, buildings and amenities, net              $ 22,074,949     $ 19,908,042
                                                           =============    =============
LIABILITIES
-----------
Total liabilities for reportable segments                  $ 15,323,517     $  5,431,127
Liabilities for Partnership                                     (79,492)       9,442,352
                                                           -------------    -------------
     Total liabilities                                     $ 15,244,025     $ 14,873,479
                                                           =============    =============

11.       Selected Quarterly Financial Data (Unaudited)
          ---------------------------------------------

                                                       For the Quarters Ended
                                                       ----------------------
       2000                             March 31         June 30     September 30    December 31
       ----                             --------         -------     ------------    -----------

Total revenues                        $ 1,018,427     $ 1,103,758    $ 1,045,876    $ 1,057,895
Total expenses                          1,165,903       1,046,370      1,018,494      1,033,396
Net income (loss)                        (147,476)         57,388         27,382         24,499
Net income (loss) allocated to the
  limited partners                       (146,001)         56,814         27,108         24,254
Net income (loss) per limited
  partnership Unit                          (4.77)           1.86           0.89           0.78


                                                       For the Quarters Ended
                                                       ----------------------
       1999                             March 31         June 30     September 30    December 31
       ----                             --------         -------     ------------    -----------

Total revenues                        $   985,233     $   998,238    $ 1,128,882    $   971,671
Total expenses                          1,014,842         995,782      1,111,599      1,041,071
Net income (loss)                         (29,609)          2,456         17,283        (69,400)
Net income (loss) allocated to the
  limited partners                        (29,313)          2,431         17,110        (68,705)
Net income (loss) per limited
  partnership Unit                          (0.87)           0.07           0.51          (2.10)


11.       Selected Quarterly Financial Data (Unaudited) - Continued
          ---------------------------------------------------------

          The  information  presented in the table above is based on  previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1A for further information regarding the Partnership's change from the proportionate consolidation method to the equity method.

Item 9.    Changes  in and  Disagreements  with  Accountants on  Accounting  and
           ---------------------------------------------------------------------
           Financial Disclosure
           --------------------

None.

                                    PART III
                                    --------

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

The General Partners of NTS-Properties Associates V are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 59) is the managing General Partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

Brian F. Lavin
--------------

Mr. Lavin (age 47), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 42), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May

----------------------------

1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11.     Management Remuneration and Transactions
             ----------------------------------------

The officers and/or directors of the corporate General Partner received no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross revenues to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 8 to the consolidated financial statements which sets forth transactions with affiliates to the General Partner for the years ended December 31, 2000, 1999 and 1998.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1D to the consolidated financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 28, 2001.

         Oceanridge Investments, Ltd.
         6110 North Ocean Blvd, #37
         Boynton Beach, Florida 33435                2,632  Units (8.62%)

Oceanridge Investments, Ltd. is a limited partnership controlled by members of the family of Mr. J. D. Nichols, a general partner of the General Partner of the Partnership.

         ORIG, LLC                                   7,280  Units (23.85%)
         10172 Linn Station Rd.
         Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability  company,  the members of which are J.
D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates V, the General Partner of the Partnership.

Item 12.   Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------
           - Continued
           -----------

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
         10172 Linn Station Road
         Louisville, Kentucky 40223

The remaining 40% interests are owned by various limited partners of NTS Properties Associates V.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent of the Partnership's limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish the Partnership with copies of all forms filed with the SEC.

To the Partnership's knowledge, based solely on its review of the copies for the forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Partnership believes that ORIG, LLC was late in filing one Form 4 relating to one purchase of the Partnership's limited partnership interests in connection with a tender offer made during 2000.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

           ----------------------------------------------------------


                                                                For the Twelve Months Ended
                                                                        December 31,
                                                                        ------------
                                                             2000          1999          1998
                                                             ----          ----          ----

Property management fees                                 $  271,852    $  270,555    $  412,025
                                                         ----------    ----------    ----------
Property management                                         334,296       270,397       392,652
Leasing                                                     164,736       213,389       155,811
Administrative - operating                                   78,121        93,255        59,695
Other                                                         4,036         8,031        21,174
                                                         ----------    ----------    ----------
     Total operating expenses - affiliated                  581,189       585,072       629,332
                                                         ----------    ----------    ----------
Professional and administrative expenses - affiliated       149,221       180,957       208,495
                                                         ----------    ----------    ----------

Repairs and maintenance fee                                 178,879        47,338        32,412
Leasing commissions                                          97,910       108,236        77,471
Loan costs                                                     --            --            --
Construction management                                          38          --           4,157
Other                                                          --            --              81
                                                         ----------    ----------    ----------
Total related party transactions capitalized                276,827       155,574       114,121
                                                         ----------    ----------    ----------
     Total related party transactions                    $1,279,089    $1,192,158    $1,363,973
                                                         ==========    ==========    ==========


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

                                     PART IV
                                     -------

Item 14.   Exhibits,  Consolidated  Financial  Statement Schedules, and  Reports
           --------------------------------------------------------------------
           on Form 8-K
           -----------

1.        Consolidated Financial Statements
          ---------------------------------

          The financial statements for the years ended December 31, 2000, 1999 and 1998 together with the report of Arthur Andersen LLP dated March 9, 2001, appear in Part II, Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.        Financial Statement Schedules
          -----------------------------

          Schedules:                                                  Page No.
          ----------                                                  --------

          III-Real Estate and Accumulated Depreciation                  50-52

          All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.        Exhibits
          --------

          Exhibit No.                                                 Page No.
          -----------                                                 --------

          3.  Amended and Restated Agreement and Certificate              *
              of Limited Partnership of NTS-Properties V, a Maryland limited partnership

          3a. First Amendment to Amended and Restated Agreement          **
              of Limited Partnership of NTS-Properties V, a Maryland limited partnership

          10. Property Management Agreement                               *
              between NTS Development Company and
              NTS-Properties V, a Maryland limited partnership

          * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984 (effective August 1, 1984) under Commission File No. 2-90818.

          ** Incorporated by reference to From 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

4.        Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three months ended December 31, 2000.


                                NTS-PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------


                                                         Commonwealth    The Willows     Lakeshore
                                                       Business Center   of Plainview  Business Center
                                                          Phase II         Phase II       Phase I
                                                          --------         --------       -------

Encumbrances                                                   N/A           (A)            (A)

Initial cost to Partnership:
     Land and improvements                               $   946,039    $ 1,775,547    $ 3,011,184
     Buildings, improvements and amenities                 1,574,747      6,240,105      5,053,025

Cost capitalized subsequent to acquisition:
     Improvements (net of retirements)                     2,324,371        210,126      2,677,992

Gross amount at which carried December 31, 2000:
     Land and improvements                               $   999,412    $ 1,807,176    $ 2,684,301
     Buildings, improvements and amenities                 3,845,745      6,418,602      8,057,900
                                                         -----------    -----------    -----------
     Total                                               $ 4,845,157    $ 8,225,778    $10,742,201
                                                         ===========    ===========    ===========

Accumulated depreciation                                 $ 3,012,773    $ 4,309,255    $ 5,764,540
                                                         ===========    ===========    ===========

Date of construction                                          09/85          08/85          05/86

Date acquired                                                  N/A            N/A            N/A

Life at which depreciation in latest income statement
  is computed                                                  (B)            (B)            (B)


(A)  First mortgage held by an insurance company.
(B) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements and 3-7 years for amenities.


                                NTS-PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------


                                                           Lakeshore       Lakeshore
                                                           Business         Business
                                                            Center           Center          Total
                                                           Phase II         Phase III      Pages 50-51
                                                           --------         ---------      -----------

Encumbrances                                                 (A)               (B)
Initial cost to Partnership:
     Land                                                $  6,904,246     $  2,258,235    $ 14,895,251
     Buildings and improvements                            14,424,541             --        27,292,418

Cost capitalized subsequent to acquisition:
     Improvements (net of retirements)                     (8,914,186)       2,032,262      (1,669,435)

Gross amount at which carried December 31, 2000:(C)
     Land                                                $  3,696,131     $  1,365,598    $ 10,552,618
     Buildings and improvements                             8,718,470        2,924,899      29,965,616
                                                         ------------     ------------    ------------
     Total                                               $ 12,414,601     $  4,290,497    $ 40,518,234     (E)
                                                         ============     ============    ============

Accumulated depreciation                                 $  5,358,507     $     14,955    $ 18,460,030     (E)
                                                         ============     ============    ============

Date of construction                                            N/A            12/00
Date acquired                                                  01/95
Life at which depreciation in latest income statement
  is computed                                                   (D)              (D)


(A)  First mortgage held by an insurance company.
(B)  First mortgage held by a bank.
(C)  Aggregate cost of real estate for tax purposes is $40,569,924.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements and 3-7 years for amenities. (E)


          Total gross cost at December 31, 2000               $ 40,518,234
          Additions to Partnership for computer hardware
           and software in  1998 and 1999                           23,922
                                                              -------------
          Balance at December 31, 2000                          40,542,156
          Less accumulated depreciation - per above            (18,460,030)
          Less accumulated depreciation for Partnership
           computer hardware and software                           (7,177)
                                                              -------------
          Land, buildings and amenities,
           net at December 31, 2000                           $ 22,074,949
                                                              =============



                                NTS-PROPERTIES V,
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------



                                           Real                Accumulated
                                          Estate              Depreciation
                                          ------              ------------

Balances at December 31, 1997          $ 54,768,915           $ 23,467,058

Additions during period:
     Improvements                           524,087                   --
     Depreciation (a)                          --                1,578,983

Deductions during period:
     Retirements (b)                    (17,278,757)            (8,164,209)
                                       -------------          -------------
Balances at December 31, 1998            38,014,245             16,881,832

Additions during period:
     Improvements                           947,033                   --
     Depreciation (a)                          --                  962,468

Deductions during period:
      Retirements                        (1,373,011)              (164,075)
                                       -------------          -------------
Balances at December 31, 1999            37,588,267             17,680,225

Additions during period:
      Improvements                        3,386,394              1,023,765
      Depreciation (a)                         --                     --

Deductions during period:
      Retirements                          (432,505)              (236,783)
                                       -------------          -------------
Balances at December 31, 2000          $ 40,542,156           $ 18,467,207
                                       =============          =============


(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statement of Cash Flows due to the amortization of loan costs.
(b) Includes the results of the Sale of University Business Center Phases I and II on October 6, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NTS-PROPERTIES V,
                                          A MARYLAND LIMITED PARTNERSHIP
                                   ---------------------------------------------
                                                  (Registrant)

                                       BY:      NTS-Properties Associates V,
                                                General Partner,
                                                BY:     NTS Capital Corporation,
                                                        General Partner


                                       /s/   Gregory A. Wells
                                   ---------------------------------------------
                                       Gregory A. Wells
                                       Senior Vice President and
                                       Chief Financial Officer of
                                       NTS Capital Corporation


Date: April 2, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

        Signature                                       Title
        ---------                                       -----

/s/ J. D. Nichols
-----------------------------
J. D. Nichols                                 General Partner of NTS-Properties
                                              Associates V and Chairman of the
                                              Board and Sole Director of NTS
                                              Capital Corporation.

/s/ Brian F. Lavin
-----------------------------
Brian F. Lavin                                President and Chief Operating
                                              Officer of NTS Capital Corporation

/s/ Gregory A. Wells
-----------------------------
Gregory A. Wells                              Senior Vice President and Chief
                                              Financial Officer of NTS Capital
                                              Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners. The Partnership will deliver to the limited partners an annual report containing the Partnership's consolidated financial statements and a message from the General Partner.