Form 10-Q
period 2001-03-31
NTS PROPERTIES V
filed 2001-05-15
CIK 745302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2001
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                        0-13400
                       ---------------------------------------------------------

                NTS-PROPERTIES V, A Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Maryland                                     61-1051452
-----------------------------------         ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


    10172 Linn Station Road
     Louisville, Kentucky                                 40223
-----------------------------------         ------------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and December 31, 2000       3

           Statement of Partners' Equity as of March 31, 2001              3

           Statements of Operations for the Three Months Ended
                    March 31, 2001 and 2000                                4

           Statements of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000                                5

           Notes to Financial Statements                                   6-11

Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    12-17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      18

                              PART II
                              -------

Item 1.    Legal Proceedings                                               19

Item 2.    Changes in Securities                                           19

Item 3.    Defaults Upon Senior Securities                                 19

Item 4.    Submission of Matters to a Vote of Security Holders             19

Item 5.    Other Information                                               19

Item 6.    Exhibits and Reports on Form 8-K                                19

Signatures                                                                 20

PART I.   FINANCIAL INFORMATION
          ---------------------
Item 1.   Financial Statements
          --------------------


                                                          NTS-PROPERTIES V,
                                                          -----------------
                                                   A Maryland Limited Partnership
                                                   ------------------------------
                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------


                                                                             As of                        As of
                                                                         March 31, 2001             December 31, 2000*
                                                                    ------------------------     ------------------------
                                                                          (UNAUDITED)
ASSETS
------
Cash and equivalents                                             $                 1,100,247  $                 1,096,857
Cash and equivalents - restricted                                                    167,941                       48,389
Accounts receivable                                                                  241,572                      167,429
Land, buildings and amenities, net                                                21,978,558                   22,074,949
Other assets                                                                         889,311                      798,379
                                                                    ------------------------     ------------------------

      TOTAL ASSETS                                               $                24,377,629  $                24,186,003
                                                                    ========================     ========================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                                $                14,395,008  $                14,436,464
Accounts payable                                                                     598,488                      367,158
Security deposits                                                                    205,911                      227,091
Other liabilities                                                                    297,614                      213,312
                                                                    ------------------------     ------------------------

      TOTAL LIABILITIES                                                           15,497,021                   15,244,025

MINORITY INTEREST                                                                    840,364                      853,386

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                                   8,040,244                    8,088,592
                                                                    ------------------------     ------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                           $                24,377,629  $                24,186,003
                                                                    ========================     ========================



                                               STATEMENT OF PARTNERS' EQUITY / DEFICIT
                                               ---------------------------------------


                                                            Limited                 General
                                                           Partners                 Partner                   Total
                                                      -------------------     --------------------     -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs       $           30,582,037   $                  100  $           30,582,137
Net (loss) income - prior years                                (4,714,737)                  66,174              (4,648,563)
Net loss - current year                                           (47,865)                    (483)                (48,348)
Cash distributions declared to date                           (16,641,480)                (168,177)            (16,809,657)
Repurchase of limited partnership Units                        (1,035,325)                      --              (1,035,325)
                                                      -------------------     --------------------     -------------------

BALANCES AT MARCH 31, 2001                         $            8,142,630   $             (102,386) $            8,040,244
                                                      ===================     ====================     ===================


* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                          NTS PROPERTIES V,
                                                          -----------------
                                                   A Maryland Limited Partnership
                                                   ------------------------------
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                -------------------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                   ------------------------------------------------
                                                                            2001                      2000
                                                                   ----------------------    ----------------------
REVENUES
--------
Rental income                                                     $             1,263,329   $             1,150,707
Interest and other income                                                          19,803                    41,870
                                                                   ----------------------    ----------------------

     TOTAL REVENUES                                                             1,283,132                 1,192,577
                                                                   ----------------------    ----------------------

EXPENSES
--------
Operating expenses                                                                356,111                   263,081
Operating expenses - affiliated                                                   140,677                   146,450
Loss on disposal of assets                                                          2,518                   177,855
Interest expense                                                                  294,816                   272,999
Management fees                                                                    69,590                    65,434
Real estate taxes                                                                 129,706                   120,865
Professional and administrative expenses                                           25,298                    34,916
Professional and administrative expenses - affiliated                              31,539                    32,578
Depreciation and amortization                                                     293,650                   253,840
                                                                   ----------------------    ----------------------

     TOTAL EXPENSES                                                             1,343,905                 1,368,018
                                                                   ----------------------    ----------------------

Net loss before minority interest                                                 (60,773)                 (175,441)
Minority interest                                                                 (12,425)                  (27,965)
                                                                   ----------------------    ----------------------

Net loss                                                          $               (48,348)  $              (147,476)
                                                                   ======================    ======================

Net loss allocated to the limited partners                        $               (47,865)  $              (146,001)
                                                                   ======================    ======================

Net loss per limited partnership Unit                             $                (1.57)   $                (4.77)
                                                                   ======================    ======================

Weighted average number of limited partnership Units                               30,521                    30,621
                                                                   ======================    ======================



The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                     NTS-PROPERTIES V,
                                                     -----------------
                                              A Maryland Limited Partnership
                                              ------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -------------------------------------
                                                        (UNAUDITED)
                                                        -----------


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                        -------------------------------------------------
                                                                                 2001                       2000
                                                                        ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                              $                (48,348) $                (147,476)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                                           2,518                    177,855
    Depreciation and amortization                                                      344,430                    287,831
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                               (119,552)                   (53,899)
      Accounts receivable                                                              (74,143)                     4,820
      Other assets                                                                    (145,501)                  (119,715)
      Accounts payable                                                                 231,330                    333,008
      Security deposits                                                                (21,180)                    14,113
      Other liabilities                                                                 84,301                    115,071
      Minority interest loss                                                           (12,425)                   (27,965)
                                                                        ----------------------     ----------------------

     Net cash provided by operating activities                                         241,430                    583,643
                                                                        ----------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                            (194,637)                  (686,379)
Minority interest contributions                                                             --                     14,550
Minority interest distributions                                                           (597)                    (1,604)
                                                                        ----------------------     ----------------------

     Net cash used in investing activities                                            (195,234)                  (673,433)
                                                                        ----------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                                          222,965                         --
Principal payments on mortgages payable                                               (264,421)                  (244,354)
Increase in loan costs                                                                  (1,350)                        --
                                                                        ----------------------     ----------------------

     Net cash used in financing activities                                             (42,806)                  (244,354)
                                                                        ----------------------     ----------------------

     Net increase (decrease) in cash and equivalents                                     3,390                   (334,144)

CASH AND EQUIVALENTS, beginning of period                                            1,096,857                  3,195,728
                                                                        ----------------------     ----------------------

CASH AND EQUIVALENTS, end of period                                   $              1,100,247  $               2,861,584
                                                                        ======================     ======================

Interest paid on a cash basis                                         $                283,020  $                 274,783
                                                                        ======================     ======================



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

                                NTS-PROPERTIES V,
                                -----------------
                         A Maryland Limited Partnership
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties V's (the "Partnership"), 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000.

1.        Consolidation Policy and Joint Venture Accounting
          -------------------------------------------------

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

1.        Consolidation Policy and Joint Venture Accounting - Continued
          -------------------------------------------------------------

          The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

2.        Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.        Concentration of Credit Risk
          ----------------------------

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

          Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2001 and year ended December 31, 2000 did not result in an impairment loss.

6.        Mortgages Payable
          -----------------

          Mortgages payable consist of the following:



                                                                March 31, 2001              December 31, 2000
                                                          --------------------------    --------------------------
          Mortgage payable to an insurance company, bearing
          interest at a fixed rate of 8.125%, due August 1,
          2008, secured by land and a building.                  $       4,376,533           $         4,483,083

          Mortgage payable to an insurance company, bearing
          interest at a fixed rate of 8.125%, due August 1,
          2008, secured by land and buildings.                           4,067,815                     4,166,849

          Mortgage payable to an insurance company, bearing
          interest at a fixed rate of 7.2%, due January 5,
          2013, secured by land, buildings and amenities.                2,771,880                     2,808,716

          Mortgage payable to an insurance company, bearing
          interest at a fixed rate of 7.2%, due January 5,
          2013, secured by land, buildings and amenities.                1,655,488                     1,677,489

          Mortgage payable to a bank, bearing interest
          at a variable rate based on LIBOR daily rate
          plus 2.3%, currently 7.58%, due on September 8,
          2003, secured by land and a building.                          1,484,988                     1,300,327

          Mortgage payable to a bank, bearing interest
          at a rate of Prime, due March 27, 2003, secured
          by land, buildings and amenities.                                 34,862                            --

          Mortgage payable to a bank, bearing interest
          at a rate of Prime, due March 27, 2003, secured
          by land, buildings and amenities.                                  3,442                            --
                                                          ------------------------         ---------------------

                                                         $              14,395,008        $           14,436,464
                                                          ========================         =====================


          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $14,612,000.

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

          --------------------------------------

          The Partnership was charged the following amounts from NTS Development Company for the three months ended March 31, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                                                                    Three Months Ended
                                                                                        March 31,
                                                                        ------------------------------------------
                                                                               2001                    2000
                                                                        -------------------     ------------------
Property management fees                                              $              69,590  $              65,434
                                                                        -------------------     ------------------

Property management                                                                  88,810                 94,688
Leasing                                                                              29,746                 31,588
Administrative - operating                                                           21,861                 19,619
Other                                                                                   260                    555
                                                                        -------------------     ------------------

     Total operating expenses - affiliated                                          140,677                146,450
                                                                        -------------------     ------------------

Professional and administrative expenses - affiliated                                31,539                 32,578
                                                                        -------------------     ------------------

Repairs and maintenance fee                                                           7,991                 36,704
Leasing commissions                                                                  51,162                 39,113
                                                                        -------------------     ------------------

     Total related party transactions capitalized                                    59,153                 75,817
                                                                        -------------------     ------------------

Total related party transactions                                      $             300,959  $             320,279
                                                                        ===================     ==================



8.        Commitments and Contingencies
          -----------------------------

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

          As of March 31, 2001, the L/U II Joint Venture has a commitment for approximately $76,000 for tenant improvements on 8,139 square feet at Lakeshore Business Center Phase I. The tenant improvements will be funded from cash flows.

          The L/U II Joint Venture anticipates replacing the roofs in 2001 at Lakeshore Business Center Phase I for a cost of approximately $400,000.

9.        Segment Reporting
          -----------------

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



                                                                    Three Months Ended March 31, 2001
                                                       ------------------------------------------------------------

                                                          Residential           Commercial             Total
                                                       ------------------   ------------------   ------------------
Rental income                                         $           319,684  $           943,645  $         1,263,329
Interest and other income                                             274                7,051                7,325
                                                       ------------------   ------------------   ------------------

     Total net revenues                               $           319,958  $           950,696  $         1,270,654
                                                       ==================   ==================   ==================

Operating expenses and operating expenses -
    affiliated                                        $           125,340  $           371,448  $           496,788
Loss on disposal of assets                                          2,518                   --                2,518
Interest expense                                                   80,556              209,169              289,725
Management fees                                                    15,690               53,900               69,590
Real estate taxes                                                  16,425              113,281              129,706
Depreciation and amortization                                      54,930              226,319              281,249
                                                       ------------------   ------------------   ------------------

     Total expenses                                               295,459              974,117            1,269,576
                                                       ==================   ==================   ==================

     Net income (loss)                                $            24,499  $           (23,421) $             1,078
                                                       ==================   ==================   ==================



                                                                    Three Months Ended March 31, 2000
                                                       ------------------------------------------------------------

                                                          Residential           Commercial             Total
                                                       ------------------   ------------------   ------------------
Rental income                                         $           311,357  $           839,351  $         1,150,708
Interest and other income                                             955                5,889                6,844
                                                       ------------------   ------------------   ------------------

     Total net revenues                               $           312,312  $           845,240  $         1,157,552
                                                       ==================   ==================   ==================

Operating expenses and operating expenses -
    affiliated                                        $           125,854  $           283,677  $           409,531
Loss on disposal of assets                                         46,351              131,504              177,855
Interest expense                                                   84,949              182,959              267,908
Management fees                                                    15,561               49,873               65,434
Real estate taxes                                                  16,662              104,203              120,865
Depreciation and amortization                                      53,426              187,793              241,219
                                                       ------------------   ------------------   ------------------

     Total expenses                                               342,803              940,009            1,282,812
                                                       ==================   ==================   ==================

     Net loss                                         $           (30,491) $           (94,769) $          (125,260)
                                                       ==================   ==================   ==================


          -----------------------------

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2001 and 2000 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                                          Three Months Ended March 31,
                                                              -----------------------------------------------------
                                                                        2001                         2000
                                                              ------------------------     ------------------------
NET REVENUES
------------
Total revenues for reportable segments                      $                1,270,654   $                1,157,552
Other income for Partnership                                                   (29,290)                     (88,836)
Eliminations                                                                    41,768                      123,861
                                                              ------------------------     ------------------------

     Total consolidated net revenues                        $                1,283,132   $                1,192,577
                                                              ========================     ========================

INTEREST EXPENSE
----------------
Interest expense for reportable segments                    $                  289,725   $                  267,908
Interest expense for Partnership                                                 5,091                        5,091
                                                              ------------------------     ------------------------

     Total interest expense                                 $                  294,816   $                  272,999
                                                              ========================     ========================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                                  $                  281,249   $                  241,219
Depreciation and amortization for Partnership                                    4,655                        4,875
Eliminations                                                                     7,746                        7,746
                                                              ------------------------     ------------------------

     Total depreciation and amortization                    $                  293,650   $                  253,840
                                                              ========================     ========================

NET INCOME (LOSS)
-----------------
Total net income (loss) for reportable segments             $                    1,078   $                 (125,260)
Net loss for Partnership                                                      (106,542)                    (166,296)
Minority interest for Partnership                                               12,425                       27,965
Eliminations                                                                    44,691                      116,115
                                                              ------------------------     ------------------------

     Total net loss                                         $                  (48,348)  $                 (147,476)
                                                              ========================     ========================


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. Management's analysis should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

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

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Minority Interest
-----------------

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties and joint ventures as of March 31 were as follows:


                                                                                    Three Months Ended March 31,
                                                                            --------------------------------------------
                                                                                  2001(1)                   2000
                                                                            --------------------     -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II (2)                                           73%                      88%

Property Owned in Joint Venture with NTS-Properties IV
------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

The Willows of Plainview Phase II (90.30%) (2)                                      86%                      91%

Properties Owned through Lakeshore/University II Joint Venture
--------------------------------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (3)                                               85%                      76%
Lakeshore Business Center Phase II (2) (3)                                          78%                      79%
Lakeshore Business Center Phase III (4)                                             28%                      N/A



(1) Current occupancy levels are considered adequate to continue the operation of Commonwealth Business Center Phase II, The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II without additional financing. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.
(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 81.19% as of March 31, 2001 and 79.45% as of March 31, 2000.
(4) Ownership percentage was 81.19% as of March 31, 2001 and 79.45% as of March 31, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

---------------------------------

The average occupancy levels at the Partnership's properties and joint ventures during the three months ended March 31 were as follows:



                                                                                    Three Months Ended March 31,
                                                                            --------------------------------------------
                                                                                    2001                    2000
                                                                            --------------------     -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center  Phase II (1)                                          59%                      87%

Property Owned in Joint Venture with NTS-Properties IV
------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

The Willows of Plainview Phase II (90.30%) (1)                                      88%                      89%

Properties Owned Through Lakeshore/ University II University
------------------------------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I  (2)                                              84%                      76%
Lakeshore Business Center Phase II (2)                                              78%                      78%
Lakeshore Business Center Phase III (3)                                             22%                      N/A


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Ownership percentage was 81.19% for the three months ended March 31, 2001 and 79.45% for the three months ended March 31, 2000.
(3) Ownership percentage was 81.19% for the three months ended March 31, 2001 and 79.45% for the three months ended March 31, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

Rental and other income generated by the Partnership's properties and joint ventures for the three months ended March 31, 2001 and 2000 were as follows:


                                                                                    Three Months Ended March 31,
                                                                                 ----------------------------------
                                                                                      2001               2000
                                                                                 ---------------   ----------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                                           $        153,802  $         164,571

Property Owned in Joint Venture with NTS-Properties IV
------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

The Willows of Plainview Phase II (90.30%)                                      $        319,958  $         312,312

Property Owned Through Lakeshore/University II Joint Venture
------------------------------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (1)                                           $        391,759  $         343,255
Lakeshore Business Center Phase II (1)                                          $        350,325  $         337,413
Lakeshore Business Center Phase III (2)                                         $         54,811                N/A


(1) Represents ownership percentage of 81.19% for the three months ended March 31, 2001 and 79.45% for the three months ended March 31, 2000.
(2) Ownership percentage was 81.19% for the three months ended March 31, 2001 and 79.45% for the three months ended March 31, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

---------------------------------

The following is an analysis of material changes in results of operations for the periods ending March 31, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $113,000, or 10%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is primarily a result of increased average occupancy at Lakeshore Business Center Phases I and III.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 2001 or 2000. As of March 31, 2001 no action is being taken against any tenants to collect funds through the remedies discussed above.

Interest and other income decreased approximately $22,000, or 53%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of a decrease in cash reserves available for investment as a result of funds used for the construction of Lakeshore Business Center Phase III.

Operating expenses increased approximately $93,000, or 35%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as the result of increased insurance expense and exterior repairs at Lakeshore Business Center Phases I, II and III. Partially offsetting the increase is a decrease in janitorial services at Commonwealth Business Center Phase II.

The 2001 and 2000 loss on disposal of assets can be attributed to the retirement of assets at The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II. The 2001 retirements are the result of exterior lighting replacements at The Willows of Plainview Phase II. The 2000 retirements are the result of common area improvements at Lakeshore Business Center Phases I and II, and exterior renovations at The Willows of Plainview Phase II. The loss represents the cost to retire assets which were not fully depreciated at the time of replacement.

Interest expense increased approximately $22,000, or 8%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of funds drawn on the Lakeshore Business Center Phase III construction loan closed September 8, 2000. The increase is partially offset by regular principal payments on the debt of The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II.

---------------------------------

Depreciation and amortization increased approximately $40,000, or 16%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of the Lakeshore Business Center Phase III construction completed in November 2000 resulting in building and land improvements capitalized in December 2000. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $40,569,924.

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

Cash flows provided by (used in):


                                                                                  Three Months Ended March 31,
                                                                   -----------------------------------------------------------
                                                                              2001                            2000
                                                                   ---------------------------     ---------------------------
Operating activities                                            $                      241,430  $                      583,643
Investing activities                                                                  (195,234)                       (673,433)
Financing activities                                                                   (42,806)                       (244,354)
                                                                   ---------------------------     ---------------------------

     Net increase (decrease) in cash and equivalents            $                        3,390  $                     (334,144)
                                                                   ===========================     ===========================



Net cash provided by operating activities decreased approximately $342,000, or 59%, for the three months ended March 31, 2001, as compared to the same period in 2000. This decrease was primarily driven by a decrease in net operating results before non-cash items and a increase in accounts receivable partially offset by a decrease in accounts payable.

Net cash used in investing activities decreased approximately $478,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease is the result of decreased capital expenditures primarily at Lakeshore Business Center Phase III.

Net cash used in financing activities decreased approximately $201,000 for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of funds drawn on the Lakeshore Business Center Phase III loan which closed September 8, 2000.

Due to the fact that no distributions were paid during the three months ended March 31, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

-----------------------------------------------------------

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations at the Partnership's commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

As of March 31, 2001, the L/U II Joint Venture has a commitment for approximately $76,000 for tenant improvements on 8,139 square feet at Lakeshore Business Center Phase I. The tenant improvements will be funded from cash flows.

The L/U II Joint Venture anticipates replacing the roofs in 2001 at Lakeshore Business Center Phase I for a cost of approximately $400,000.

The Partnership has no other material commitments for renovations or capital improvements as of March 31, 2001.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $1,484,988 mortgage payable on Lakeshore Business Center Phase III and the $34,862 and $3,442 mortgages payable on The Willows of Plainview Phase II. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $508,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgages by approximately $15,000 for the year.

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

                  a)       Reports on Form 8-K:

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


Date: May 15, 2001