Form 10-Q
period 2001-06-30
NTS PROPERTIES V
filed 2001-08-14
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13400

NTS-PROPERTIES V,
a Maryland Limited Partnership

Incorporated pursuant to the Laws of the State of Maryland

Internal Revenue Service - Employer Identification No. 61-1051452

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of June 30, 2001	3

	Statements of Operations for the Three Months and
	Six Months Ended June 30, 2001 and 2000	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES V,
A Maryland Limited Partnership
CONSOLIDATED BALANCE SHEETS

                                                                  As of                  As of
                                                                 June 30,             December 31,
                                                                   2001                  2000*
                                                           --------------------   --------------------
                                                           (UNAUDITED)
ASSETS
------
Cash and equivalents                                     $              933,287 $            1,096,857
Cash and equivalents - restricted                                       286,499                 48,389
Accounts receivable                                                     159,440                167,429
Land, buildings and amenities, net                                   21,875,131             22,074,949
Other assets                                                            803,250                798,379
                                                           --------------------   --------------------

      TOTAL ASSETS                                       $           24,057,607 $           24,186,003
                                                           ====================   ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                              $           14,275,841 $           14,436,464
Accounts payable                                                        358,345                367,158
Security deposits                                                       214,087                227,091
Other liabilities                                                       471,927                213,312
                                                           --------------------   --------------------

      TOTAL LIABILITIES                                              15,320,200             15,244,025

MINORITY INTEREST                                                       865,166                853,386

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                      7,872,241              8,088,592
                                                           --------------------   --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $           24,057,607 $           24,186,003
                                                           ====================   ====================

STATEMENT OF PARTNERS’EQUITY

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $         30,582,037 $                100 $         30,582,137
Net (loss) income - prior years                          (4,714,737)              66,174           (4,648,563)
Net loss - current year                                    (214,187)              (2,164)            (216,351)
Cash distributions declared to date                     (16,641,480)            (168,177)         (16,809,657)
Repurchase of limited partnership Units                  (1,035,325)                  --           (1,035,325)
                                                 ------------------   ------------------    -----------------

BALANCES AT JUNE 30, 2001                      $          7,976,308 $           (104,067)$          7,872,241
                                                 ==================   ==================    =================

* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                       ---------------------------------  ---------------------------------
                                            2001              2000             2001              2000
                                       ---------------  ----------------  ---------------   ---------------
REVENUES
--------
Rental income                         $      1,243,219 $       1,205,491 $      2,506,548  $      2,356,198
Interest and other income                       16,098            78,404           35,900           120,274
                                       ---------------  ----------------  ---------------   ---------------

     TOTAL REVENUES                          1,259,317         1,283,895        2,542,448         2,476,472
                                       ---------------  ----------------  ---------------   ---------------

EXPENSES
--------
Operating expenses                             401,451           310,834          753,813           573,914
Operating expenses - affiliated                176,464           142,705          317,141           289,154
Loss on disposal of assets                          --                --            2,518           177,855
Interest expense                               288,342           252,935          583,158           525,934
Management fees                                 72,079            68,741          141,670           134,175
Real estate taxes                              130,378           108,410          260,083           229,276
Professional and administrative
  expenses                                      30,649            37,130           59,696            72,046
Professional and administrative                 45,030            35,347           76,569            67,925
  expenses - affiliated
Depreciation and amortization                  300,838           258,138          594,487           511,978
                                       ---------------  ----------------  ---------------   ---------------

     TOTAL EXPENSES                          1,445,231         1,214,240        2,789,135         2,582,257
                                       ---------------  ----------------  ---------------   ---------------

Net (loss) income before minority             (185,914)           69,655         (246,687)         (105,785)
  interest
Minority interest                              (17,911)           12,267          (30,336)          (15,698)
                                       ===============  ================  ===============   ===============

Net (loss) income                     $       (168,003)$          57,388 $       (216,351) $        (90,087)
                                       ===============  ================  ===============   ===============

Net (loss) income allocated to the
  limited partners                    $       (166,323)$          56,814 $       (214,187) $        (89,186)
                                       ===============  ================  ===============   ===============

Net (loss) income per limited
  partnership Unit                    $         (5.45) $            1.86 $         (7.02)  $         (2.91)
                                       ===============  ================  ===============   ===============

Weighted average number of
  limited partnership Units                     30,521            30,621           30,521            30,621
                                       ===============  ================  ===============   ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                          ---------------------------------------
                                                                2001                  2000
                                                          -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                               $           (216,351) $            (90,087)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on disposal of assets                                        2,518               177,855
    Depreciation and amortization                                   696,627               585,811
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (238,110)             (164,299)
      Accounts receivable                                             7,989                52,472
      Other assets                                                 (115,940)             (145,618)
      Accounts payable                                               (8,813)              380,543
      Security deposits                                             (13,004)                2,255
      Other liabilities                                             258,615               231,686
      Minority interest loss                                        (30,336)              (15,698)
                                                          -----------------    ------------------

     Net cash provided by operating activities                      343,195             1,014,920
                                                          -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                         (386,908)           (1,909,210)
Minority interest contributions                                      42,116                10,780
                                                          -----------------    ------------------

     Net cash used in investing activities                         (344,792)           (1,898,430)
                                                          -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages and notes payable                           1,702,042                    --
Principal payments on mortgages and notes payable                (1,862,665)             (493,577)
Increase in loan costs                                               (1,350)               (5,920)
                                                          -----------------    ------------------

     Net cash used in financing activities                         (161,973)             (499,497)
                                                          -----------------    ------------------

     Net decrease in cash and equivalents                          (163,570)           (1,383,007)

CASH AND EQUIVALENTS, beginning of period                         1,096,857             3,195,728
                                                          -----------------    ------------------

CASH AND EQUIVALENTS, end of period                    $            933,287  $          1,812,721
                                                          =================    ==================

Interest paid on a cash basis                          $            560,468  $            544,697
                                                          =================    ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A Maryland Limited Partnership
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties V’s (the “Partnership”), 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2001 and 2000.

Note 1 - Consolidation Policy and Joint Venture Accounting

The consolidated financial statements included the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership’s proportionate interest in the joint venture’s assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership’s own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership’s operations.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

NTS-Properties V owns and operates or has a joint venture investment in commercial rental properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). The Partnership also has a joint venture investment in a residential property in Louisville, Kentucky.

The Partnership’s financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Excess cash is invested in an interest bearing deposit account. As of June 30, 2001, approximately $716,000 was invested in this account.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership’s properties for federal tax purposes is approximately $40,569,924.

Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard by management during the period ended June 30, 2001 did not result in an impairment loss.

Note 7- Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                           June 30,           December 31,
                                                             2001                 2000
                                                       -----------------    -----------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.     $          4,267,803 $          4,483,083

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                 3,966,756            4,166,849

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.2%, due January
5, 2013, secured by land, buildings and amenities.             2,734,376            2,808,716

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.2%, due January
5, 2013, secured by land, buildings and amenities.             1,633,090            1,677,489

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
currently 6.36%, due on September 8, 2003,
secured by land and a building.                                1,638,498            1,300,327

Note payable to a bank, bearing interest at a rate of
Prime, due March 27, 2003, secured by land,
buildings and amenities.                                          32,144                   --

Note payable to a bank, bearing interest at a rate of
Prime, due March 27, 2003, secured by land,
buildings and amenities.                                           3,174                   --
                                                       -----------------    -----------------

                                                    $         14,275,841 $         14,436,464
                                                       =================    =================

Based on the borrowing rates currently available to the Partnership for mortgages and notes with similar terms and average maturities, the fair value of long-term debt is approximately $14,479,000.

Note 8 - Related Party Transactions

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

The Partnership was charged the following amounts from NTS Development Company for the six months ended June 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Six Months Ended
                                                                        June 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------

Property management fees                              $            141,670  $            134,175
                                                         -----------------    ------------------

Property management                                                181,603               171,624
Leasing                                                             90,906                76,813
Administrative - operating                                          43,912                38,144
Other                                                                  720                 2,573
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         317,141               289,154
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               76,569                67,925
                                                         -----------------    ------------------

Repairs and maintenance fee                                         18,579               102,858
Leasing commissions                                                 62,672                48,762
Construction management                                                 --                    38
                                                         -----------------    ------------------

     Total related party transactions capitalized                   81,251               151,658
                                                         -----------------    ------------------

Total related party transactions                      $            616,631  $            642,912
                                                         =================    ==================

Note 9 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership’s financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

As of June 30 , 2001, the L/U II Joint Venture has a commitment for approximately $6,800 tenant improvements on 1,624 square feet at Lakeshore Business Center Phase II. The tenant improvements will be funded from existing working capital.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $400,000. This project will be funded from existing working capital.

Note 10 - Segment Reporting

The Partnership’s reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership’s ownership and operating results relative to an apartment community known as The Willows of Plainview Phase II. The commercial operations represent the Partnership’s ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership’s management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership’s management evaluated performance based on stand-alone operating segment net income.

                                                    Three Months Ended June 30, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           304,955 $          938,264  $        1,243,219
Interest and other income                            3,509              2,995               6,504
                                        ------------------  -----------------   -----------------

     Total net revenues                $           308,464 $          941,259  $        1,249,723
                                        ==================  =================   =================

Operating expenses and operating
  expenses -affiliated                 $           184,540 $          393,375  $          577,915
Interest expense                                    79,894            203,357             283,251
Management fees                                     15,397             56,682              72,079
Real estate taxes                                   16,425            113,953             130,378
Depreciation and amortization                       55,103            233,334             288,437
                                        ------------------  -----------------   -----------------

     Total expenses                                351,359          1,000,701           1,352,060
                                        ==================  =================   =================

     Net loss                          $           (42,895)$          (59,442) $         (102,337)
                                        ==================  =================   =================

                                                    Three Months Ended June 30, 2000
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           343,338 $          862,153  $        1,205,491
Interest and other income                              935              4,510               5,445
                                        ------------------  -----------------   -----------------

     Total net revenues                $           344,273 $          866,663  $        1,210,936
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           150,758 $          302,781  $          453,539
Interest expense                                    83,294            164,551             247,845
Management fees                                     17,500             51,241              68,741
Real estate taxes                                   16,716             91,694             108,410
Depreciation and amortization                       54,026            191,619             245,645
                                        ------------------  -----------------   -----------------

     Total expenses                                322,294            801,886           1,124,180
                                        ==================  =================   =================

     Net income                        $            21,979 $           64,777  $           86,756
                                        ==================  =================   =================

                                                     Six Months Ended June 30, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           624,639 $        1,881,909  $        2,506,548
Interest and other income                            3,783             10,046              13,829
                                        ------------------  -----------------   -----------------

     Total net revenues                $           628,422 $        1,891,955  $        2,520,377
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           309,883 $          761,071  $        1,070,954
Loss on disposal of assets                           2,518                 --               2,518
Interest expense                                   160,450            412,527             572,977
Management fees                                     31,087            110,583             141,670
Real estate taxes                                   32,850            227,233             260,083
Depreciation and amortization                      110,033            459,654             569,687
                                        ------------------  -----------------   -----------------

     Total expenses                                646,821          1,971,068           2,617,889
                                        ==================  =================   =================

     Net loss                          $           (18,399)$          (79,113) $          (97,512)
                                        ==================  =================   =================

                                                     Six Months Ended June 30, 2000
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           654,695 $        1,701,503  $        2,356,198
Interest and other income                            1,891             10,399              12,290
                                        ------------------  -----------------   -----------------

     Total net revenues                $           656,586 $        1,711,902  $        2,368,488
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           276,612 $          586,456  $          863,068
Loss on disposal of assets                          46,351            131,504             177,855
Interest expense                                   168,242            347,511             515,753
Management fees                                     33,061            101,114             134,175
Real estate taxes                                   33,378            195,898             229,276
Depreciation and amortization                      107,453            379,319             486,772
                                        ------------------  -----------------   -----------------

     Total expenses                                665,097          1,741,802           2,406,899
                                        ==================  =================   =================

     Net loss                          $            (8,511)$          (29,900) $          (38,411)
                                        ==================  =================   =================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2001 and 2000 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                      Three Months Ended June 30,
                                                ---------------------------------------
                                                       2001                 2000
                                                ------------------   ------------------
NET REVENUES
------------
Total revenues for reportable segments        $          1,249,723 $          1,210,936
Other income for Partnership                               (88,491)             132,347
Eliminations                                                98,085              (59,388)
                                                ------------------   ------------------

     Total consolidated net revenues          $          1,259,317 $          1,283,895
                                                ==================   ==================

INTEREST EXPENSE
----------------
Interest expense for reportable segments      $            283,251 $            247,845
Interest expense for Partnership                             5,091                5,090
                                                ------------------   ------------------

     Total interest expense                   $            288,342 $            252,935
                                                ==================   ==================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                         $            288,437 $            245,645
Depreciation and amortization for
  Partnership                                                4,655                4,655
Eliminations                                                 7,746                7,838
                                                ------------------   ------------------

     Total depreciation and amortization      $            300,838 $            258,138
                                                ==================   ==================

(Continued on next page)

                                                      Three Months Ended June 30,
                                                ---------------------------------------
                                                       2001                 2000
                                                ------------------   ------------------
NET (LOSS) INCOME
-----------------
Total net (loss) income for reportable
  segments                                    $           (102,337)$             86,756
Net income (loss) for Partnership                         (173,914)              50,125
Minority interest for Partnership                           17,911              (12,267)
Eliminations                                                90,337              (67,226)
                                                ------------------   ------------------

     Total net (loss) income                  $           (168,003)$             57,388
                                                ==================   ==================

                                                       Six Months Ended June 30,
                                                ---------------------------------------
                                                       2001                 2000
                                                ------------------   ------------------
NET REVENUES
------------
Total revenues for reportable segments        $          2,520,377 $          2,368,488
Other income for Partnership                              (117,781)              43,511
Eliminations                                               139,852               64,473
                                                ------------------   ------------------

     Total consolidated net revenues          $          2,542,448 $          2,476,472
                                                ==================   ==================

INTEREST EXPENSE
----------------
Interest expense for reportable segments      $            572,977 $            515,753
Interest expense for Partnership                            10,181               10,181
                                                ------------------   ------------------

     Total interest expense                   $            583,158 $            525,934
                                                ==================   ==================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                         $            569,687 $            486,772
Depreciation and amortization for
  Partnership                                                9,308                9,530
Eliminations                                                15,492               15,676
                                                ------------------   ------------------

     Total depreciation and amortization      $            594,487 $            511,978
                                                ==================   ==================

NET LOSS
--------
Total net loss for reportable segments        $            (97,512)$            (38,411)
Net loss for Partnership                                  (284,205)            (116,171)
Minority interest for Partnership                           30,336               15,698
Eliminations                                               135,030               48,797
                                                ------------------   ------------------

     Total net loss                           $           (216,351)$            (90,087)
                                                ==================   ==================

Note 11 - Subsequent Event

On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer for up to 2,000 of the Partnership’s interests at a price of $230 per interest. Under the tender offer, ORIG will purchase up to 2,000 interests. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership’s properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. Management’s analysis should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be “forward-looking statements” since such statements relate to matters which have not yet occurred. For example, phrases such as “the Partnership anticipates,” “believes” or “expects,” indicate that it is possible that the event anticipated, believed, or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management’s best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership’s liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership’s business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Minority Interest

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Results of Operations

The occupancy levels at the Partnership's properties and joint ventures as of June 30 were as follows:

                                                                Six Months Ended June 30,
                                                           ------------------------------------
                                                               2001(1)               2000
                                                           ----------------     ---------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II (2)                        81%                  82%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV (Ownership % at June 30, 2001)
--------------------------------------------

The Willows of Plainview Phase II (90.30%) (2)                   85%                  94%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (3)                            79%                  75%
Lakeshore Business Center Phase II (3)                           84%                  82%
Lakeshore Business Center Phase III (4)                          28%                  N/A

(Footnotes continued on next page)

(1)	Current occupancy levels are considered adequate to continue the operation of Commonwealth Business Center Phase II, The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II without additional financing. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

(2)	In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3)	Ownership percentage was 81.19% as of June 30, 2001, and 79.45% as of June 30, 2000.

(4)	Ownership percentage was 81.19% as of June 30, 2001, and 79.45% as of June 30, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

The average occupancy levels at the Partnership’s properties and joint ventures during the three months and six months ended June 30 were as follows:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                           2001            2000            2001            2000
                                                        -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II (1)                   78%             86%             69%             86%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties IV (Ownership % at June 30, 2001)
--------------------------------------------

The Willows of Plainview Phase II (90.30%) (1)              83%             94%             85%             92%

Properties Owned Through Lakeshore/ University II
-------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (2)                       80%             76%             82%             76%
Lakeshore Business Center Phase II (1)  (2)                 83%             78%             80%             81%
Lakeshore Business Center Phase III (3)                     28%             N/A             25%             N/A
(1)	In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2)	Ownership percentage was 81.19% for the three months and six months ended June 30, 2001, and 79.45% for the three months and six months ended June 30, 2000.

(3)	Ownership percentage was 81.19% for the three months and six months ended June 30, 2001, and 79.45% for the three months and six months ended June 30, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

Rental and other income generated by the Partnership’s properties and joint ventures for the three months and six months ended June 30, 2001 and 2000 were as follows:

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                         -------------------------    --------------------------
                                                            2001          2000           2001           2000
                                                         -----------   -----------    -----------    -----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                 $      135,367 $     162,649  $     289,169 $      327,219

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV (Ownership % at June 30, 2001)
--------------------------------------------

The Willows of Plainview II (90.30%)                  $      308,465 $     344,274  $     628,423 $      656,585

Property Owned Through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I   (1)               $      386,108 $     347,639  $     777,867 $      690,894
Lakeshore Business Center Phase II (1)                $      368,605 $     356,375  $     718,929 $      693,788
Lakeshore Business Center Phase III (2)               $       51,179 $         N/A  $     105,990 $          N/A
(1)	Represents ownership percentage of 81.19% for the three months and six months ended June 30, 2001, and 79.45% for the three months and six months ended June 30, 2000.

(2)	Ownership percentage was 81.19% for the three months and six months ended June 30, 2001, and 79.45% for the three months and six months ended June 30, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

The following is an analysis of material changes in results of operations for the three months and six months ending June 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $150,400, or 6%, for the six months ended June 30, 2001, as compared to the same period in 2000. The increase is primarily a result of increased average occupancy at Lakeshore Business Center Phases I, II and III partially offset by decreases in average occupancy at The Willows of Plainview Phase II and Commonwealth Business Center Phase II.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and six months ended June 30, 2001 or 2000. As of June 30, 2001 no action is being taken against any tenants to collect funds through the remedies discussed above.

Interest and other income decreased approximately $62,300, or 80% and $84,400, or 70%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000, primarily as a result of a decrease in cash reserves available for investment as a result of funds used for the construction of Lakeshore Business Center Phase III.

Operating expenses increased approximately $90,600, or 29% and $180,000, or 31% for the three months and six months ended June 30, 2001, as compared to the same periods in 2000, primarily as the result of increased insurance expense at all of the Partnership's properties, increased legal fees at Lakeshore Business Center Phases I, II and III, and increased landscape maintenance at The Willows of Plainview Phase II. Partially offsetting the increase is a decrease in janitorial services at Commonwealth Business Center Phase II.

Operating expenses - affiliated increased approximately $33,800, or 24% and $28,000, or 10%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000. The increase is primarily due to a change in the allocation of internal legal expense and the addition of security personnel at the Partnership's residential property.

The loss on disposal of assets for 2001 and 2000 can be attributed to the retirement of assets at The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II. The 2001 retirements are the result of exterior lighting replacements at The Willows of Plainview Phase II. The 2000 retirements are the result of common area improvements at Lakeshore Business Center Phases I and II, and exterior renovations at The Willows of Plainview Phase II. The loss represents the cost to retire assets which were not fully depreciated at the time of replacement.

Interest expense increased approximately $35,400, or 14% and $57,200, or 11%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000, primarily as a result of funds drawn on the Lakeshore Business Center Phase III construction loan closed September 8, 2000. The increase is partially offset by regular principal payments on the debt of The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II.

Real estate taxes increased approximately $22,000, or 20% and $30,800, or 13%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000. The increase is primarily due to the 2001 expense including the building cost of Lakeshore III, which was not complete in 2000.

Professional and administrative expenses decreased approximately $6,500, or 18% and $12,400, or 17%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000. The decrease is due to a decrease in investor services expenditures and employee recruiting.

Professional and administrative expenses - affiliated increased approximately $9,700, or 27% and $8,600, or 13%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000. The increase is due to increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization increased approximately $42,700 , or 17 % and $82,500, or 16%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000, primarily as a result of the Lakeshore Business Center Phase III construction completed in November 2000 resulting in building and land improvements capitalized in December 2000. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $40,570,000.

Consolidated Cash Flows and Financial Condition

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

Cash flows provided by (used in):

                                                               Six Months Ended June 30,
                                                        ---------------------------------------
                                                              2001                  2000
                                                        -----------------    ------------------
Operating activities                                 $            343,195 $           1,014,920
Investing activities                                             (344,792)           (1,898,430)
Financing activities                                             (161,973)             (499,497)
                                                        -----------------    ------------------

     Net increase (decrease) in cash and equivalents $           (163,570)$          (1,383,007)
                                                        =================    ==================

Net cash provided by operating activities decreased approximately $671,700, or 66%, for the six months ended June 30, 2001, as compared to the same period in 2000. This decrease was primarily a result of a decrease in net operating results before non-cash items and the change in accounts payable.

Net cash used in investing activities decreased approximately $1,553,600 for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease is the result of decreased capital expenditures primarily at Lakeshore Business Center Phase III.

Net cash used in financing activities decreased approximately $337,500 for the six months ended June 30, 2001, as compared to the same period in 2000, primarily as a result of funds drawn on the Lakeshore Business Center Phase III loan which closed September 8, 2000.

Due to the fact that no distributions were paid during the three months or six months ended June 30, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

The Partnership anticipates having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital the Partnership will need to fund the operations of the L/U II Joint Venture.

Currently, the Partnership’s plans for renovations and other major capital expenditures include tenant improvements at the Partnership’s properties as required by lease negotiations at the Partnership’s commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

As of June 30, 2001, the L/U II Joint Venture has a commitment for approximately $6,800 for tenant improvements on 1,624 square feet at Lakeshore Business Center Phase I. The tenant improvements will be funded from existing working capital.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $400,000. This project will be funded from existing working capital.

The Partnership has no other material commitments for renovations or capital improvements as of June 30, 2001.

On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer for up to 2,000 of the Partnership’s interests at a price of $230 per interest. Under the tender offer, ORIG will purchase up to 2,000 interests. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership’s assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership’s assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, after the conclusion of the tender offer, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership’s properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky. A leasing agent, an employee of NTS Development Company, located at Lakeshore Business Center, handles the leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, who are employees of NTS Development Company. The staff handles all on-site visits from potential tenants, makes visits to local companies to promote fully furnished apartments, negotiates lease renewals with current residents and coordinates all local advertising with NTS Development Company’s marketing staff. Leases at the Partnership’s commercial properties provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership’s operations from the impact of inflation and changing prices.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership’s debt bears interest at a fixed rate with the exception of the $1,638,498 mortgage payable on Lakeshore Business Center Phase III and the $32,144 and $3,174 notes payable on The Willows of Plainview Phase II. At June 30, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $486,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage and notes by approximately $16,400 for the year.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
None.

SIGNATURES

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

Date: August 14, 2001