Form 10-Q
period 2001-09-30
NTS PROPERTIES V
filed 2001-11-09
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of September 30, 2001	3

	Consolidated Statements of Operations for the Three Months and
	Nine Months Ended September 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

PART II

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES V,
A Maryland Limited Partnership
CONSOLIDATED BALANCE SHEETS

                                                                  As of                  As of
                                                              September 30,           December 31,
                                                                   2001                  2000*
                                                           --------------------   --------------------
                                                           (UNAUDITED)
ASSETS
------
Cash and equivalents                                     $              933,512 $            1,096,857
Cash and equivalents - restricted                                       408,051                 48,389
Accounts receivable                                                     227,184                167,429
Land, buildings and amenities, net                                   21,622,071             22,074,949
Other assets                                                            818,822                798,379
                                                           --------------------   --------------------

      TOTAL ASSETS                                       $           24,009,640 $           24,186,003
                                                           ====================   ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                              $           14,032,555 $           14,436,464
Accounts payable                                                        480,030                367,158
Security deposits                                                       216,819                227,091
Other liabilities                                                       604,383                213,312
                                                           --------------------   --------------------

      TOTAL LIABILITIES                                              15,333,787             15,244,025

MINORITY INTEREST                                                       874,162                853,386

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                      7,801,691              8,088,592
                                                           --------------------   --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $           24,009,640 $           24,186,003
                                                           ====================   ====================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $         30,582,037 $                100 $         30,582,137
Net (loss) income - prior years                          (4,714,737)              66,174           (4,648,563)
Net loss - current year                                    (284,032)              (2,869)            (286,901)
Cash distributions declared to date                     (16,641,480)            (168,177)         (16,809,657)
Repurchase of limited partnership Units                  (1,035,325)                  --           (1,035,325)
                                                 ------------------   ------------------    -----------------

BALANCES AT SEPTEMBER 30, 2001                 $          7,906,463 $           (104,772)$          7,801,691
                                                 ==================   ==================    =================

*        Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange
         Commission on April 2, 2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                       ---------------------------------  ---------------------------------
                                            2001              2000             2001              2000
                                       ---------------  ----------------  ---------------   ---------------
REVENUES
--------
Rental income                         $      1,297,257 $       1,189,285 $      3,803,804  $      3,545,483
Interest and other income                       15,185            21,677           51,085           141,951
                                       ---------------  ----------------  ---------------   ---------------

     TOTAL REVENUES                          1,312,442         1,210,962        3,854,889         3,687,434
                                       ---------------  ----------------  ---------------   ---------------

EXPENSES
--------
Operating expenses                             325,569           263,008        1,079,380           836,921
Operating expenses - affiliated                137,214           150,066          454,356           439,220
Loss on disposal of assets                          --            17,867            2,518           195,722
Interest expense                               282,093           228,232          865,251           754,166
Management fees                                 72,402            70,215          214,072           204,391
Real estate taxes                              181,684           114,665          441,767           343,941
Professional and administrative
  expenses                                      27,864            32,725           87,560           104,771
Professional and administrative
  expenses - affiliated                         45,064            38,837          121,633           106,762
Depreciation and amortization                  323,330           259,409          917,817           771,387
                                       ---------------  ----------------  ---------------   ---------------

     TOTAL EXPENSES                          1,395,220         1,175,024        4,184,354         3,757,281
                                       ---------------  ----------------  ---------------   ---------------

Income (loss) before minority
  interest                                     (82,778)           35,938         (329,465)          (69,847)
Minority interest                              (12,228)            8,556          (42,564)           (7,142)
                                       ===============  ================  ===============   ===============

Net (loss) income                     $        (70,550)$          27,382 $       (286,901) $        (62,705)
                                       ===============  ================  ===============   ===============

Net (loss) income allocated to the
  limited partners                    $        (69,845)$          27,108 $       (284,032) $        (62,078)
                                       ===============  ================  ===============   ===============

Net (loss) income per limited
  partnership Unit                    $         (2.29) $            0.89 $         (9.31)  $         (2.03)
                                       ===============  ================  ===============   ===============

Weighted average number of
  limited partnership Units                     30,521            30,621           30,521            30,621
                                       ===============  ================  ===============   ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                          ---------------------------------------
                                                                2001                  2000
                                                          -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                               $           (286,901) $            (62,705)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on disposal of assets                                        2,518               195,722
    Depreciation and amortization                                 1,085,619               882,334
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (359,662)             (275,648)
      Accounts receivable                                           (59,755)               34,789
      Other assets                                                 (201,872)             (283,312)
      Accounts payable                                              112,872               319,547
      Security deposits                                             (10,272)                8,324
      Other liabilities                                             391,071               329,549
      Minority interest loss                                        (42,564)               (7,142)
                                                          -----------------    ------------------

     Net cash provided by operating activities                      631,054             1,141,458
                                                          -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                         (452,480)           (3,060,492)
Minority interest distributions                                      63,340                 7,582
                                                          -----------------    ------------------

     Net cash used in investing activities                         (389,140)           (3,052,910)
                                                          -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages and notes payable                           783,216               795,083
Principal payments on mortgages and notes payable                (1,187,125)             (747,766)
Additions to loan costs                                              (1,350)              (92,590)
                                                          -----------------    ------------------

     Net cash used in financing activities                         (405,259)              (45,273)
                                                          -----------------    ------------------

     Net decrease in cash and equivalents                          (163,345)           (1,956,725)

CASH AND EQUIVALENTS, beginning of period                         1,096,857             3,195,728
                                                          -----------------    ------------------

CASH AND EQUIVALENTS, end of period                    $            933,512  $          1,239,003
                                                          =================    ==================

Interest paid on a cash basis                          $            830,956  $            809,645
                                                          =================    ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A Maryland Limited Partnership
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties V's (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and nine months ended September 30, 2001 and 2000.

Note 1 - Consolidation Policy and Joint Venture Accounting

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

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

Note 3 - Concentration of Credit Risk

NTS-Properties V owns and operates or has a joint venture investment in commercial rental properties in Louisville, Kentucky and Ft. Lauderdale, Florida. The Partnership also has a joint venture investment in a residential property in Louisville, Kentucky.

The Partnership's financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Excess cash is invested in an interest bearing deposit account. As of September 30, 2001, approximately $611,000 was invested in this account.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $40,570,000. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2001 did not result in an impairment loss.

Note 7- Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                         September 30,        December 31,
                                                             2001                 2000
                                                       -----------------    -----------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.     $          4,156,852 $          4,483,083

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                 3,863,630            4,166,849

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.2%, due January
5, 2013, secured by land, buildings and amenities.             2,696,193            2,808,716

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.2%, due January
5, 2013, secured by land, buildings and amenities.             1,610,285            1,677,489

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
currently 5.8%, due on September 8, 2003, secured
by land and a building.                                        1,674,899            1,300,327

Note payable to a bank, bearing interest at a rate of
Prime, currently 6.0%, due March 27, 2003,
secured by land, buildings and amenities.                         27,938                   --

Note payable to a bank, bearing interest at a rate of
Prime, currently 6.0%, due March 27, 2003,
secured by land, buildings and amenities.                          2,758                   --
                                                       -----------------    -----------------

                                                    $         14,032,555 $         14,436,464
                                                       =================    =================

Based on the borrowing rates currently available to the Partnership for mortgages and notes with similar terms and average maturities, the fair value of long-term debt is approximately $14,224,000.

Note 8 - Tender Offer

On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, (the "Offeror") commenced a tender offer for up to 2,000 of the Partnership's interests at a price of $230 per interest. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Note 9 - Related Party Transactions

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership's residential property and 6% of the gross revenues from the Partnership's commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------

Property management fees                              $            214,072  $            204,391
                                                         -----------------    ------------------

Property management                                                268,453               258,417
Leasing                                                            116,115               120,254
Administrative - operating                                          66,679                56,753
Other                                                                3,109                 3,796
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         454,356               439,220
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated              121,633               106,762
                                                         -----------------    ------------------

Repairs and maintenance fee                                         23,951               164,050
Leasing commissions                                                 77,066                67,472
Construction management                                                 --                    38
                                                         -----------------    ------------------

     Total related party transactions capitalized                  101,017               231,560
                                                         -----------------    ------------------

Total related party transactions                      $            891,078  $            981,933
                                                         =================    ==================

Note 10 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated financial statements of the Partnership.

As of September 30 , 2001, the L/U II Joint Venture has a commitment for approximately $6,000 for tenant improvements on 2,173 square feet at Lakeshore Business Center Phase I and approximately $6,800 for tenant improvements on 1,624 square feet at Lakeshore Business Center Phase II. The tenant improvements will be funded from existing working capital.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $500,000. This project will be funded from existing working capital. Management reassessed the useful lives of the existing roofs and has adjusted them accordingly. The adjustment increased depreciation expense for the three months ended September 30, 2001 by approximately $21,300.

The Partnership also plans to renovate the community clubhouse at The Willows of Plainview Apartments, starting in the fourth quarter 2001. It is currently estimated that the total costs for the renovation will be approximately $500,000, with the Partnership's share being approximately $233,000. The renovation is expected to be completed in March 2002 and will be funded from existing working capital.

Note 11 - Segment Reporting

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

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership's management evaluates performance based on stand-alone operating segment net income.

                                                  Three Months Ended September 30, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           322,822 $          974,435  $        1,297,257
Interest and other income                             (356)             9,448               9,092
                                        ------------------  -----------------   -----------------

     Total net revenues                $           322,466 $          983,883  $        1,306,349
                                        ==================  =================   =================

Operating expenses and operating
  expenses -affiliated                 $           127,346 $          335,437  $          462,783
Interest expense                                    78,939            198,063             277,002
Management fees                                     16,619             55,783              72,402
Real estate taxes                                   16,425            165,259             181,684
Depreciation and amortization                       55,532            263,144             318,676
                                        ------------------  -----------------   -----------------

     Total expenses                                294,861          1,017,686           1,312,547
                                        ==================  =================   =================

     Net income (loss)                 $            27,605 $          (33,803) $           (6,198)
                                        ==================  =================   =================

                                                  Three Months Ended September 30, 2000
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           334,315 $          854,970  $        1,189,285
Interest and other income                            1,518              5,379               6,897
                                        ------------------  -----------------   -----------------

     Total net revenues                $           335,833 $          860,349  $        1,196,182
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           116,409 $          296,665  $          413,074
Loss on disposal of assets                              --             17,867              17,867
Interest expense                                    82,607            140,534             223,141
Management fees                                     17,250             52,965              70,215
Real estate taxes                                   16,716             97,949             114,665
Depreciation and amortization                       54,051            200,704             254,755
                                        ------------------  -----------------   -----------------

     Total expenses                                287,033            806,684           1,093,717
                                        ==================  =================   =================

     Net income                        $            48,800 $           53,665  $          102,465
                                        ==================  =================   =================

                                                  Nine Months Ended September 30, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           947,462 $        2,856,342  $        3,803,804
Interest and other income                            3,428             19,494              22,922
                                        ------------------  -----------------   -----------------

     Total net revenues                $           950,890 $        2,875,836  $        3,826,726
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           437,227 $        1,096,509  $        1,533,736
Loss on disposal of assets                           2,518                 --               2,518
Interest expense                                   239,390            610,589             849,979
Management fees                                     47,706            166,366             214,072
Real estate taxes                                   49,276            392,491             441,767
Depreciation and amortization                      165,565            738,288             903,853
                                        ------------------  -----------------   -----------------

     Total expenses                                941,682          3,004,243           3,945,925
                                        ==================  =================   =================

     Net income (loss)                 $             9,208 $         (128,407) $         (119,199)
                                        ==================  =================   =================

                                                  Nine Months Ended September 30, 2000
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           989,010 $        2,556,473  $        3,545,483
Interest and other income                            3,408             15,777              19,185
                                        ------------------  -----------------   -----------------

     Total net revenues                $           992,418 $        2,572,250  $        3,564,668
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           393,022 $          883,119  $        1,276,141
Loss on disposal of assets                          46,351            149,371             195,722
Interest expense                                   250,849            488,045             738,894
Management fees                                     50,310            154,081             204,391
Real estate taxes                                   50,094            293,847             343,941
Depreciation and amortization                      161,504            595,698             757,202
                                        ------------------  -----------------   -----------------

     Total expenses                                952,130          2,564,161           3,516,291
                                        ==================  =================   =================

     Net income                        $            40,288 $            8,089  $           48,377
                                        ==================  =================   =================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2001 and 2000 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                               Three Months Ended
                                                                 September 30,
                                                         ------------------------------
                                                             2001             2000
                                                         -------------    -------------
NET REVENUES
------------
Total revenues for reportable segments                $      1,306,349 $      1,196,182
Other income for Partnership                                     6,093           14,780
                                                         -------------    -------------

     Total consolidated net revenues                  $      1,312,442 $      1,210,962
                                                         =============    =============

INTEREST EXPENSE
----------------
Interest expense for reportable segments              $        277,002 $        223,141
Interest expense for Partnership                                 5,091            5,091
                                                         -------------    -------------

     Total interest expense                           $        282,093 $        228,232
                                                         =============    =============

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                                 $        318,676 $        254,755
Depreciation and amortization for Partnership                    4,654            4,654
                                                         -------------    -------------

     Total depreciation and amortization              $        323,330 $        259,409
                                                         =============    =============

NET (LOSS) INCOME
-----------------
Total net (loss) income for reportable segments       $         (6,198)$        102,465
Net loss for Partnership                                       (76,580)         (66,527)
Minority interest                                               12,228           (8,556)
                                                         -------------    -------------

     Total net (loss) income                          $        (70,550)$         27,382
                                                         =============    =============

                                                               Nine Months Ended
                                                                 September 30,
                                                         ------------------------------
                                                             2001             2000
                                                         -------------    -------------
NET REVENUES
------------
Total revenues for reportable segments                $      3,826,726 $      3,564,668
Other income for Partnership                                    28,163          122,766
                                                         -------------    -------------

     Total consolidated net revenues                  $      3,854,889 $      3,687,434
                                                         =============    =============

INTEREST EXPENSE
----------------
Interest expense for reportable segments              $        849,979 $        738,894
Interest expense for Partnership                                15,272           15,272
                                                         -------------    -------------

     Total interest expense                           $        865,251 $        754,166
                                                         =============    =============

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                                 $        903,853 $        757,202
Depreciation and amortization for Partnership                   13,964           14,185
                                                         -------------    -------------

     Total depreciation and amortization              $        917,817 $        771,387
                                                         =============    =============

NET LOSS
--------
Total net (loss) income for reportable segments       $       (119,199)$         48,377
Net loss for Partnership                                      (210,266)        (118,224)
Minority interest                                               42,564            7,142
                                                         -------------    -------------

     Total net loss                                   $       (286,901)$        (62,705)
                                                         =============    =============

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

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

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including, but not limited to, those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations

The occupancy levels at the Partnership's properties and joint ventures as of September 30, 2001 and 2000 were as follows:

                                                                    Nine Months Ended
                                                                      September 30,
                                                           ------------------------------------
                                                               2001(1)               2000
                                                           ----------------     ---------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                            81%                  80%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV (Ownership % at September 30, 2001)
-------------------------------------------------

The Willows of Plainview Phase II (90.30%) (2)                   81%                  91%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at September 30, 2001)
----------------------

Lakeshore Business Center Phase I (81.19%)                       85%                  74%
Lakeshore Business Center Phase II (81.19%)                      86%                  86%
Lakeshore Business Center Phase III (81.19%) (3)                 28%                  N/A

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
(3)  Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified
     November 2000.

The average occupancy levels at the Partnership's properties and joint ventures during the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ---------------------------     ---------------------------
                                                           2001            2000            2001            2000
                                                        -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II (1)                   81%             81%             73%             85%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties IV (Ownership % at September 30, 2001)
-------------------------------------------------

The Willows of Plainview Phase II (90.30%) (1)              86%             95%             85%             93%

Properties Owned Through Lakeshore/ University II
-------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (2)                       86%             74%             83%             75%
Lakeshore Business Center Phase II (1)(2)                   85%             86%             82%             83%
Lakeshore Business Center Phase III (2)(3)                  28%             N/A             26%             N/A

(1)  In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2)  Ownership percentage was 81.19% for the three months and nine months ended September 30, 2001 and for the three months ended September 30, 2000, and  79.45% for the six months ended June 30, 2000.
(3)  Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified
     November 2000.

Rental and other income generated by the Partnership's properties and joint ventures for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        -----------------------------  -----------------------------
                                                            2001            2000           2001            2000
                                                        -------------  --------------  -------------   -------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                   $     148,928  $      157,420  $     438,096   $     484,640

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV (Ownership % at September 30,
-------------------------------------------
2001)
-----

The Willows of Plainview II (90.30%)                    $     322,466  $      335,833  $     950,890   $     992,418

Property Owned Through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (1)                   $     404,067  $      340,957  $   1,181,934   $   1,031,851
Lakeshore Business Center Phase II (1)                  $     377,153  $      361,972  $   1,096,082   $   1,055,759
Lakeshore Business Center Phase III (1)(2)              $      53,735  $          N/A  $     159,724   $         N/A

(1)  Represents ownership percentage of 81.19% for the three months and nine months ended September 30, 2001 and for the three months ended September 30, 2000, and 79.45% for the six months ended June 30, 2000.
(2)  Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified
     November 2000.

The following is an analysis of material changes in results of operations for the three months and nine months ending September 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $108,000, or 9%, and $258,300, or 7%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000. The increase is primarily a result of increased average occupancy at Lakeshore Business Center Phases I and III partially offset by decreases in average occupancy at The Willows of Plainview Phase II and Commonwealth Business Center Phase II.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and nine months ended

September 30, 2001 or 2000. As of September 30, 2001 no action is being taken against any tenants to collect funds through the remedies discussed above.

Interest and other income decreased approximately $6,500, or 30% and $90,900, or 64%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily as a result of a decrease in cash reserves available for investment as a result of funds used for the construction of Lakeshore Business Center Phase III.

Operating expenses increased approximately $62,600, or 24% and $242,500, or 29% for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily as the result of increased insurance expense at all of the Partnership's properties, increased legal fees at Lakeshore Business Center Phases I, II and III, and increased landscape maintenance at The Willows of Plainview Phase II. Partially offsetting the increase is a decrease in janitorial services at Commonwealth Business Center Phase II.

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

Interest expense increased approximately $53,900, or 24% and $111,100, or 15%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily as a result of funds drawn on the Lakeshore Business Center Phase III construction loan. The increase is partially offset by regular principal payments on the debt of The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II.

Real estate taxes increased approximately $67,000, or 58% and $98,000, or 28%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000. The increase is primarily due to an increase in the property tax assessment for 2001 at Lakeshore Business Center Phases I, II and III and is partially offset by a decrease in the property tax assessment for 2001 at Commonwealth Business Center Phase II.

Professional and administrative expenses decreased approximately $4,900, or 15% and $17,200, or 16%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000. The decrease is due to a decrease in investor services expenditures and employee recruiting.

Professional and administrative expenses - affiliated increased approximately $6,200, or 16% and $14,900, or 14%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000. The increase is due to increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization increased approximately $64,000, or 25% and $146,400, or 19%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily as a result of the Lakeshore Business Center Phase III construction completed in November 2000 resulting in building and land improvements capitalized in December 2000. Also contributing to the increase is the reassessment, by management, of the useful lives of the Lakeshore Business Center Phase I roofs from 30 years to 16.5 years in anticipation of replacing the roofs in 2002. This change increased depreciation expense for the three months ended September 30, 2001 by approximately $21,300. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $40,570,000.

Consolidated Cash Flows and Financial Condition

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of replacing the roofs at Lakeshore Business Center Phase I and of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III. There may be significant demands on future liquidity due to the lease up of Lakeshore Business Center Phase III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flows provided by (used in):

                                                                   Nine Months Ended
                                                                     September 30,
                                                        ---------------------------------------
                                                              2001                  2000
                                                        -----------------    ------------------
Operating activities                                 $            631,054 $           1,141,458
Investing activities                                             (389,140)           (3,052,910)
Financing activities                                             (405,259)              (45,273)
                                                        -----------------    ------------------

     Net decrease in cash and equivalents            $           (163,345)$          (1,956,725)
                                                        =================    ==================

Net cash provided by operating activities decreased approximately $510,400, or 45%, for the nine months ended September 30, 2001, as compared to the same period in 2000. This decrease was primarily a result of a decrease in net operating results before non-cash items and the change in accounts payable.

Net cash used in investing activities decreased approximately $2,663,800 for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease is primarily the result of decreased capital expenditures for construction of Lakeshore Business Center Phase III.

Net cash used in financing activities increased approximately $360,000 for the nine months ended September 30, 2001, as compared to the same period in 2000, primarily as a result of continued principal payments on the mortgages at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

Due to the fact that no distributions were paid during the three months or nine months ended September 30, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

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

As of September 30, 2001, the L/U II Joint Venture has a commitment for approximately $6,000 for tenant improvements on 2,173 square feet at Lakeshore Business Center Phase I and approximately $6,800 for tenant improvements on 1,624 square feet at Lakeshore Business Center Phase I. The tenant improvements will be funded from existing working capital.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $500,000. This project will be funded from existing working capital. Management reassessed the useful lives of the existing roofs and has adjusted them accordingly. The adjustment increased depreciation expense for the three months ended September 30, 2001 by approximately $21,300.

The Partnership also plans to renovate the community clubhouse at The Willows of Plainview Apartments, starting in the fourth quarter 2001. It is currently estimated that the total costs for the renovation will be approximately $500,000, with the Partnership's share being approximately $233,000. The renovation is expected to be completed in March 2002 and will be funded from existing working capital.

The Partnership has no other material commitments for renovations or capital improvements as of September 30, 2001.

On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, (the "Offeror") commenced a tender offer for up to 2,000 of the Partnership's interests at a price of $230 per interest. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership's assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership's assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are conducted by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. A leasing agent, an employee of NTS Development Company, located at Lakeshore Business Center, manages the leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III. At The Willows of Plainview Phase II, the Partnership has an on-site leasing staff, who are employees of NTS Development Company. The staff facilitates all on-site visits from potential tenants, makes visits to local companies to promote fully furnished apartments, negotiates lease renewals with current residents and coordinates all local advertising with NTS Development Company's marketing staff.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $ 1,674,899 mortgage payable on Lakeshore Business Center Phase III and the $27,938 and $2,758 notes payable on The Willows of Plainview Phase II. At September 30, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $464,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage and notes by approximately $17,000 annually.

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

Date: November 9, 2001

22