Form 10-K
period 2001-12-31
NTS PROPERTIES V
filed 2002-04-01
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13400

NTS-PROPERTIES V, LTD.
A Maryland Limited Partnership
(Exact name of the registrant as specified in its charter)

10172 Linn Station Road
61-1051452	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Maryland
(State of other jurisdiction of incorporation or organization)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Limited partnership interests	None

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for the Registrant's Limited Partnership Interests
	and Related Partner Matters	16
Item 6.	Selected Financial Data	17-18
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-28
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29-46
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	47

PART III

Item 10.	Directors and Executive Officers of the Registrant	48-49
Item 11.	Management Remuneration and Transactions	49
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	49-50
Item 13.	Certain Relationships and Related Transactions	50-51

PART IV

Item 14.	Exhibits, Consolidated Financial Statement Schedules and
	Reports on Form 8-K	52-56
Signatures		57

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate", "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties V, a Maryland limited partnership (the "Partnership"), is a limited partnership organized under the laws of the state of Maryland on April 30, 1984. The General Partner is NTS- Properties Associates V, a Kentucky limited partnership. As of December 31, 2001, the Partnership owned the following properties and joint venture interests listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in this property and these joint ventures:

  Commonwealth Business Center Phase II, a business center with approximately 66,000 net rentable square feet located in Louisville, Kentucky, constructed by us.

  A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties IV, an affiliate of our General Partner. Our percentage interest in the joint venture was 90.30% at December 31, 2001.

  A joint venture interest in the Lakeshore/University II Joint Venture (the "L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23,1995 among us and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 81.19% at December 31, 2001.

A description of the properties owned by the L/U II Joint Venture as of December 31, 2001 appears below:

  Lakeshore Business Center Phase I - a business center with approximately 104,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida, constructed by the joint venture.

We have a fee title interest in the above properties. We believe that our properties are adequately covered by insurance. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage will be adequate.

As of December 31, 2001, our properties or joint ventures were encumbered by mortgages as shown in the table below:

                                              Interest            Maturity             Balance
Property                                        Rate                Date             at 12/31/01
----------------------------------------  ----------------    ----------------     ----------------
Willows of Plainview Phase II                  7.20%             01/05/13  (1)     $      2,657,319
Willows of Plainview Phase II                  7.20%             01/05/13  (1)     $      1,587,068
Lakeshore Business Center Phase I              8.125%            08/01/08  (2)     $      3,758,395
Lakeshore Business Center Phase II             8.125%            08/01/08  (2)     $      4,043,630
Lakeshore Business Center Phase III         LIBOR + 2.3%         09/08/03  (3)     $      1,720,475
  Current monthly principal payments are based upon a 15-year amortization schedule. At maturity, we believe the mortgages will have been repaid based on the current rate of amortization.
  Current monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the mortgages will have been repaid based on the current rate of amortization.
  The construction loan for Lakeshore Business Center Phase III required interests payments only through September 2001. Principal payments were required starting October 2001. We anticipate replacing the construction loan with permanent financing at or before its maturity.

Commonwealth Business Center Phase II is not encumbered by an outstanding mortgage at December 31, 2001.

Financial Information About Industry Segments

We are engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 10 for information regarding our operating segments.

Narrative Description of Business

General

Our current business is consistent with our original purpose which was to invest in real property, which was either under development or proposed for development, on which we would develop, construct, own and operate apartment complexes, business parks, and retail, industrial and office buildings. Our original purpose also includes the ability to invest in fully improved properties, either directly or by joint venture. Our properties are in a condition suitable for their intended use.

We intend to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving our investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

Description of Real Property

Commonwealth Business Center Phase II

As of December 31, 2001, there were 11 tenants leasing space aggregating approximately 53,000 square feet of rentable area at Commonwealth Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase II are professional service entities. The principal occupations/professions practiced include engineering and an encoding center. Two tenants individually lease more than 10% of Commonwealth Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 81% (2001), 73% (2000), 86% (1999), 79% (1998) and 78% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major leases in effect on December 31, 2001.

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration             Net Rentable Area              per Square Foot
-------------------------------     ------------------    --------------------------     -------------------------
               1                           2011                 13,846 (21.1%)                     $ 7.50
               2                           2004                 11,674 (17.8%)                     $ 7.15
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
The Willows of Plainview Phase II

Apartments at The Willows of Plainview Phase II include one and two-bedroom lofts and deluxe apartments and two-bedroom town homes. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All apartments, except one-bedroom lofts, have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, swimming pool, whirlpool and tennis courts.

Lakeshore Business Center Phase I

As of December 31, 2001, there were 32 tenants leasing space aggregating approximately 93,000 square feet of the rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service entities. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31, were 89% (2001), 85% (2000), 73% (1999), 85% (1998) and 96% (1997). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase II

As of December 31, 2001, there were 20 tenants leasing space aggregating approximately 80,000 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, utilities, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service entities. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 82% (2001), 86% (2000), 72% (1999), 79% (1998) and 100% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                    Expiration (2)           Net Rentable Area              per Square Foot
-------------------------------     ------------------    --------------------------     -------------------------
               1                           2002                 28,312 (29.1%)                     $12.54
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
  On January 1, 2002, the tenant extended their lease to 2008 under substantially the same terms.
Lakeshore Business Center Phase III

As of December 31, 2001, there were two tenants leasing approximately 11,000 square feet of the rentable area at Lakeshore Business Center Phase III. The lease provides for the tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy space at Lakeshore Business Center Phase III are professional service entities. The principal occupations/professions practiced are insurance services and telecommunications. The building was constructed in the year 2000. The occupancy levels at the business center as of December 31 were 28% (2001) and 12% (2000). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration             Net Rentable Area              per Square Foot
-------------------------------     ------------------    --------------------------     -------------------------
               1                           2006                  4,689 (11.9%)                     $13.60
               2                           2006                  6,190 (15.8%)                     $13.50
  Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional Operating Data

Additional operating data regarding our properties is furnished in the following table.

                                                        Federal           Property            Annual
                                                       Tax Basis          Tax Rate        Property Taxes
                                                   ----------------    --------------   ------------------
Wholly-Owned Properties
Commonwealth Business Center Phase II              $      4,771,585        .010560      $           33,263

Properties Owned in Joint Venture with NTS-
Properties IV
The Willows of Plainview II                               8,118,756        .010660                  64,026

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I                        10,446,045        .025049                 163,045
Lakeshore Business Center Phase II                       12,533,546        .025049                 181,710
Lakeshore Business Center Phase III                       4,599,680        .025049                  57,237

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

Minority Interests

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

NTS Willows Phase II Joint Venture

On September 1, 1984, we entered into a joint venture agreement with NTS-Properties IV to develop, construct, own and operate a 144 - unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than its cash and cash equivalent assets;

  the vote or consent of each of the Partners to dissolve the Partnership; or

  September 30, 2028.

We contributed approximately $7,455,000 (the construction and carrying costs of the apartment complex) and NTS-Properties IV contributed land valued at $800,000. No future contributions are anticipated as of December 31, 2001.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 2001 is $4,244,387 ($2,657,319 and $1,587,068). The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, we believe the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property. "Percentage Interest" means that percentage which the capital contributions of a partner bears to the aggregate capital contributions of all partners. Net income or net loss is allocated between the partners in accordance with their respective percentage interests. Our ownership share was 90.30% at December 31, 2001, 2000 and 1999.

NTS Ft. Lauderdale Office Joint Venture

On April 1, 1985, we entered into a joint venture agreement with NTS-Properties IV to develop, construct, own and operate an office warehouse building in Ft. Lauderdale, Florida known as Lakeshore Business Center Phase I.

We contributed approximately $9,170,000 (the cost of constructing and leasing the building) and NTS-Properties IV contributed land valued at $1,752,982. On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II Joint Venture. See below for a further discussion of the Lakeshore/University II Joint Venture.

Lakeshore/University II Joint Venture

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") was formed among us and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                   Property                                        Contributing Owner
-----------------------------------------------     ------------------------------------------------

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

  December 31, 2030.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, the NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, we obtained a 69.23% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable as follows:

     Loan Balance
      at 12/31/01                    Encumbered Property
-----------------------   --------------------------------------------
  $         3,758,395     Lakeshore Business Center Phase I
  $         4,043,630     Lakeshore Business Center Phase II
  $         1,720,475     Lakeshore Business Center Phase III

The loans are recorded as liabilities of the joint venture. The mortgages of Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the loans will have been repaid based on the current rate of amortization. The mortgage of Lakeshore Business Center Phase III bears interest at a variable rate based on LIBOR daily rate plus 2.3% and is due September 8, 2003. We anticipate replacing the construction loan with permanent financing at or before its maturity.

On July 1, 2000 and July 1, 1999, we contributed $500,000 and $1,737,000, respectively, to the L/U II Joint Venture. The other partners in the joint venture did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the joint venture decreased. Effective July 1, 2000, our percentage of ownership in the L/U II Joint Venture is 81.19%, as compared to 79.45% prior to July 1, 2000, and 69.23% prior to July 1, 1999.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. We had a 79.45% interest in the joint venture at that date. Our statement of operations reflects a net gain of approximately $71,000 for the year ended December 31, 1999.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interest. The term "Net Cash Flow" means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a partner bears to the aggregate capital contributions of all the partners. Net income or net loss is allocated between the partners in accordance with their respective percentage interests pursuant to the joint venture agreements.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2001, we are not aware of any competing properties under construction in the vicinities in which our properties are located. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the "Agreement"). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates V. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received a total of $285,864 in property management fees for the year ended December 31, 2001. $222,987 was received from the commercial properties and $62,877 was received from the residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of our properties, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of personnel at each property.

The term of the Agreement between NTS Development Company and us was for an initial period of five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2001, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by us that are or could be in competition with us, potential conflicts of interest exist. Specifically, an affiliate of the General Partner manages an apartment complex, with 400+ apartment units, that is in direct competition with The Willows of Plainview Apartments. Because we were organized by and are operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with our properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. We believe, the agreement with the Property Manager is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees; however, per the Agreement, NTS Development Company makes its employees available to perform services for us. We reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of Related Party Transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. We had 1,508 limited partners as of January 31, 2002. Cash distributions and allocations of income (loss) are made as described in Note 1D to our 2001 Consolidated Financial Statements.

Annual distributions totaling $37.50 were paid per limited partnership Interest during 1999. No distributions were paid during 2001 or 2000. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:

                             2001                 2000                  1999
                      ------------------   ------------------    ------------------
First quarter        $                --  $                --   $             37.50
Second quarter                        --                   --                    --
Third quarter                         --                   --                    --
Fourth quarter                        --                   --                    --
                      ------------------   ------------------    ------------------
                     $                --  $                --   $             37.50
                      ==================   ==================    ==================

The table below presents that portion of the distributions that represent a return of capital in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") basis for the years ended December 31, 2001, 2000 and 1999.

                                  Net Income              Cash
                                    (Loss)            Distributions          Return of
                                  Allocated             Declared              Capital
                              ------------------   ------------------    -----------------
Limited partners
          2001                $        (406,414)   $               --    $              --
          2000                          (37,825)                   --                   --
          1999                          (78,477)            1,252,275            1,252,275
General Partner
          2001                $          (4,105)   $               --    $              --
          2000                             (382)                   --                   --
          1999                             (793)               12,649               12,649

Item 6 - Selected Financial Data

Years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                2001              2000             1999             1998              1997
                            --------------   ----------------  ---------------  ---------------  ---------------
Rental and other income     $   5,139,832    $     4,915,420   $    4,871,091   $    7,067,738   $    7,173,083
Gain on sale of property
 and assets                           101                 --           71,439        5,364,026               --
Total expenses                  5,602,486          4,963,750        5,033,030        6,924,566        7,867,222
                             ------------    ---------------   --------------   --------------   --------------

Income (loss) before
 minority interest and
 extraordinary item         $    (462,553)   $       (48,330)  $      (90,500)  $    5,507,198  $      (694,139)
Minority interest                 (52,034)           (10,123)         (11,230)         203,291         (140,659)
                             ------------    ---------------   --------------   --------------  ---------------
Income (loss) after
 minority interest before
 extraordinary item              (410,519)           (38,207)         (79,270)       5,303,907         (553,480)

Extraordinary item                     --                 --               --       (1,307,864)         (54,544)
                             ------------    ---------------   --------------   --------------  ---------------

Net income (loss)           $    (410,519)  $        (38,207)  $      (79,270)  $    3,996,043  $      (608,024)
                             ============   ================   ==============   ==============  ===============

Net income (loss)
 allocated to:
  General Partner           $      (4,105)   $          (382)  $         (793)  $       39,961  $        (6,080)
  Limited partners          $    (406,414)   $       (37,825)  $      (78,477)  $    3,956,082  $      (601,944)

Net income (loss) per
 limited partnership
 Interest                   $      (13.32)   $         (1.24)  $        (2.39)  $       114.89  $        (17.13)

Weighted average number
 of limited partnership
 Interests                         30,521             30,620           32,861           34,433           35,136

Cumulative net income
 (loss) allocated to:
  General Partner           $      62,069    $        66,174   $       66,556   $       67,349  $        27,388
  Limited partners          $  (5,121,151)   $    (4,714,737)  $   (4,676,912)  $   (4,598,435) $    (8,554,517)

Cumulative taxable
 income (loss)
 allocated to:
  General Partner           $     158,336    $       165,329   $      146,496   $      189,030  $       153,955
  Limited partners          $  (6,706,294)   $    (5,864,636)  $   (5,723,508)  $   (3,720,315) $    (7,160,797)

Distributions declared:
 General Partner            $          --    $            --   $       12,649   $           --  $            --
 Limited partners           $          --    $            --   $    1,252,275   $           --  $            --

Cumulative distributions
 declared:
  General Partner           $     168,176    $       168,176   $      168,176   $      155,527  $       155,527
  Limited partners          $  16,641,479    $    16,641,479   $   16,641,479   $   15,389,204  $    15,389,204

At year end:
 Land, buildings and
 amenities, net             $  21,435,471    $    22,074,949   $   19,908,042   $    21,132,411  $   31,301,853

Total assets                $  23,268,453    $    24,186,003   $   23,880,328   $    26,670,378  $   33,361,738

Mortgages and notes
 payable                    $  13,792,816    $    14,436,464   $   14,143,157   $    15,073,762  $   27,159,234

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts. The affected data in the table above has been restated to provide comparable information for all periods presented.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 8 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Occupancy Levels

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                                2001           2000           1999
                                                            ------------   ------------   ------------
Wholly-Owned Properties
Commonwealth Business Center Phase II (1)                        81%            73%            86%

Properties Owned in Joint Venture with NTS-Properties
IV (ownership % at December 31, 2001)
The Willows of Plainview Phase II (90.30%) (1)(2)                74%            89%            87%

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (1)(3)                         89%            85%            73%
Lakeshore Business Center Phase II (1)(2)(3)                     82%            86%            72%
Lakeshore Business Center Phase III (4)                          28%            12%            N/A
  Current occupancy levels are considered adequate to continue operation of our properties.
  In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Ownership percentage was 81.19% at December 31, 2001 and 2000 and 79.45% at December 31, 1999.
  Ownership percentage was 81.19% at December 31, 2001 and 2000. We expect occupancy levels to stabilize near those of Phase I and II over the next two years.

The average occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                                2001           2000           1999
                                                            ------------   ------------   ------------
Wholly-Owned Properties
Commonwealth Business Center Phase II (1)                        75%            83%            79%

Properties Owned in Joint Venture with NTS-Properties
IV (ownership % at December 31, 2001)
The Willows of Plainview Phase II (90.30%) (1)                   83%            92%            93%

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (2)                            85%            78%            74%
Lakeshore Business Center Phase II (1)(2)                        82%            86%            85%
Lakeshore Business Center Phase III                              26%            12%            N/A
  In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Ownership percentage was 81.19% at December 31, 2001 and 2000 and 79.45% at December 31, 1999.
  Ownership percentage was 81.19% at December 31, 2001 and 2000. We expect occupancy levels to stabilize near those of Phase I and II over the next two years.

Rental and Other Income

The rental and other income generated by our properties and joint ventures for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                2001           2000           1999
                                                            ------------   ------------   ------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                       $    580,976   $    636,495   $    584,567

Properties Owned in Joint Venture with NTS-Properties
IV (ownership % at December 31, 2001)
The Willows of Plainview Phase II (90.30%)                  $  1,243,469   $  1,318,620   $  1,341,677

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (1)                       $  1,608,506   $  1,404,217   $  1,284,362
Lakeshore Business Center Phase II (1)                      $  1,460,407   $  1,414,306   $  1,408,339
Lakeshore Business Center Phase III (2)                     $    214,052   $      5,122   $        N/A
  Ownership percentage was 81.19% at December 31, 2001 and 2000 and 79.45% at December 31, 1999.
  Property was constructed in 2000. Ownership was 81.19% at December 31, 2001 and 2000.

Results of Operations for 1999, 2000 and 2001

If there has not been a material change in an item from one year to the next, we have omitted any discussion concerning that item.

Rental Income

Rental income increased approximately $321,000, or 7%, from 2000 to 2001, primarily as a result of increased occupancy at Lakeshore Business Center Phases I and III, and an increase in rental rates at Lakeshore Business Center Phases I and II. The increase is partially offset by a decrease in rental income from Commonwealth Business Center Phase II and The Willows of Plainview Phase II due to decreased occupancy.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year's results.

Interest and Other Income

Interest and other income includes income earned from short-term investments made by us with cash reserves. Interest income decreased approximately $96,000, or 61%, from 2000 to 2001 and approximately $106,000, or 40%, from 1999 to 2000, as a result of a decrease in cash reserves available for investment.

Operating Expenses

Operating expenses increased approximately $347,000, or 31%, from 2000 to 2001, primarily as the result of increased insurance expense at all of the Partnership's properties, increased legal fees at Lakeshore Business Center Phases I, II and III, and increased landscape maintenance at The Willows of Plainview Phase II. Partially offsetting the increase is a decrease in janitorial services at Commonwealth Business Center Phase II.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $49,000, or 9%, from 2000 to 2001, primarily as a result of increased personnel costs. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our General Partner. These services include property management, leasing, maintenance, security and others necessary to manage and operate the properties.

Loss on Disposal of Assets

The 2001 loss on disposal of assets is the result of the retirement of improvements at The Willows of Plainview Phase II and Lakeshore Business Center Phase I which were not fully depreciated. The retirements were due to exterior light fixture replacements at The Willows of Plainview Phase II and paint and carpet replacements at Lakeshore Business Center Phase I. The 2000 loss on disposal of assets can be attributed to the retirement of assets at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II which were not fully depreciated. The retirements were due to common area renovations at Lakeshore Business Center Phases I and II and wood and exterior renovations at The Willows of Plainview Phase II.

Interest Expense

Interest expense increased approximately $130,000, or 13%, from 2000 to 2001, primarily as a result of funds drawn on the Lakeshore Business Center Phase III construction loan. Interest expense decreased approximately $156,000, or 13%, from 1999 to 2000, primarily due to regular principal payments on Lakeshore Business Center Phases I and II mortgages and The Willows of Plainview Phase II mortgages.

Real Estate Taxes

Real estate taxes increased approximately $70, 000, or 16%, from 2000 to 2001, primarily due to an increase in the property tax assessment for 2001 at Lakeshore Business Center Phases I, II and III and is partially offset by a decrease in the property tax assessment for 2001 at Commonwealth Business Center Phase II.

Professional and Administrative Expenses

Professional and administrative expenses decreased approximately $24,000, or 17%, from 2000 to 2001, and approximately $74,000, or 34%, from 1999 to 2000, primarily as a result of decreased legal and accounting fees.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $36,000, or 24%, from 2000 to 2001, primarily due to increased personnel costs. Professional and administrative expenses - affiliated decreased approximately $32,000, or 18%, from 1999 to 2000. The decrease is primarily due to decreased personnel costs. Professional and administrative expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and others necessary to manage and operate the partnership.

Depreciation and Amortization Expense

Depreciation and amortization increased approximately $209,000, or 20%, from 2000 to 2001, primarily as a result of the Lakeshore Business Center Phase III construction completed in November 2000 resulting in building and land improvements capitalized in December 2000. Also contributing to the increase is the change in estimate, by management, of the useful lives of the Lakeshore Business Center Phase I roofs from 30 years to 16.5 years in anticipation of replacing the roofs. Depreciation and amortization expense increased approximately $60,000, or 6%, from 1999 to 2000, primarily as a result of additional assets placed in service at Lakeshore Business Center Phases I and II as a result of common area renovations. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $40,909,000.

Consolidated Cash Flows and Financial Condition

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties and for the purchases of investment securities. As a part of our cash management activities, we have periodically purchased certificates of deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return of our excess cash reserves. We hold the securities until maturity. Cash flows provided by investing activities result from the maturity of investment securities. Cash flows used in financing activities consist of cash distributions, principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership Interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2001.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                       2001          2000           1999
                                                   ------------  ------------   ------------
Operating activities                              $     751,273  $  1,105,897  $   1,159,126
Investing activities                                   (520,684)   (3,379,935)       301,021
Financing activities                                   (644,998)      175,167     (2,893,244)
                                                   ------------   -----------   ------------

  Net (decrease) increase in cash and equivalents $    (414,409) $ (2,098,871) $  (1,433,097)
                                                   ============   ===========   ============

Net cash provided by operating activities decreased approximately $355,000, or 32%, from 2000 to 2001, primarily as a result of a decrease in net operating results before non-cash items which was partially offset by an increase in accounts payable.

Net cash provided by operating activities decreased approximately $53,000, or 5%, from 1999 to 2000. The decrease was primarily driven by a change in other assets which was partially offset by the change in cash flows from accounts payable.

Net cash used in investing activities decreased approximately $2,859,000, or 85%, from 2000 to 2001, primarily as the result of decreased capital expenditures for the construction of Lakeshore Business Center Phase III.

Net cash used in investing activities increased approximately $3,680,000 in 2000, as compared to 1999. The increase is the result of increased capital expenditures primarily at Lakeshore Business Center Phase III.

Net cash provided by financing activities decreased approximately $820,000 from 2000 to 2001, primarily due to fewer additions to the Lakeshore Business Center Phase III construction loan and continued principal payments on the mortgage at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

The approximate $3,068,000 decrease in cash used in financing activities from 1999 to 2000 is partially the result of an approximate $1,265,000 cash distribution paid in March 1999 as a result of the disposition of property. No distributions were paid during the year ended December 31, 2000. Also contributing to the decrease is a decrease in the repurchase of limited partnership Interests and an increase due to funds drawn on the Lakeshore Business Center Phase III loan which was closed September 8, 2000.

The table below presents that portion of the distributions that represents a return of capital in accordance with GAAP basis for the years ended December 31, 2001, 2000 and 1999. Distributions were funded by cash derived from investing activities.

                                     Net Income              Cash
                                       (Loss)            Distributions          Return of
                                     Allocated             Declared              Capital
                                 ------------------   ------------------    -----------------
Limited partners
          2001                   $        (406,414)   $               --    $              --
          2000                             (37,825)                   --                   --
          1999                             (78,477)            1,252,275            1,252,275
General Partner
          2001                   $          (4,105)   $               --    $              --
          2000                                (382)                   --                   --
          1999                                (793)               12,649               12,649

We anticipate having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund our operations of the L/U II Joint Venture.

Currently, our plans for renovations and other major capital expenditures include tenant improvements at our properties as required by lease negotiations at our commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flows from operations, cash reserves or additional financing where necessary.

As of December 31, 2001, the L/U II Joint Venture has a commitment for approximately $161,000 at Lakeshore Business Center Phase I for tenant improvements on approximately 15,500 square feet and a commitment for approximately $268,000 at Lakeshore Business Center Phase II for tenant improvements on approximately 32,900 square feet.

The L/U II Joint Venture also has a commitment for approximately $105,600 at Lakeshore Business Center Phase III for tenant improvements on approximately 3,800 square feet. This commitment will be funded from existing debt financing. The Joint Venture has incurred approximately $72,000 of this cost as of December 31, 2001.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Management reassessed the useful lives of the roofs and adjusted them accordingly.

The L/U II Joint Venture's partners, NTS-Properties IV, NTS-Properties V and NTS-Properties Plus will be called upon to make capital contributions to provide the funds necessary for working capital tenant improvements and roof replacements.

The Willows of Plainview Apartments Phase II has a commitment for approximately $235,000 for its share of the estimated total costs of $500,000 for the renovation of the community clubhouse at The Willows of Plainview Apartments. The renovation began in the fourth quarter of 2001 and is expected to be complete in March 2002.

Future liquidity will also be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

We have no other material commitments for renovations or capital improvements as of December 31, 2001.

Pursuant to Section 16.4 of our Amended and Restated Agreement of Limited Partnership, we established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, we funded $177,930, $0, and $99,900, respectively, to the reserve. Through October 25, 1998 (the commencement date of the First Tender Offer), we had repurchased a total of 1,882 Interests for $277,830 at a price ranging from $135 to $160 per Interest. Repurchased Interests are retired by us, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in our operations.

Between October 13, 1998 and December 31, 2000, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 3,473 Interests for $720,715 at a price ranging from $205 to $230 per Interest. ORIG purchased 5,414 Interests for $1,198,770 at a price ranging from $205 to $230 per Interest. ORIG did not participate in the second tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On August 13, 2001, ORIG, (the "Offeror"), commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. The initial expiration date of the offer was November 13, 2001. On November 9, 2001 the expiration date was extended to December 13, 2001 and the numbers of Interests to be purchased was increased from 2,000 to 4,000. Interests acquired by ORIG will be held by it. Our General Partner, NTS-Properties Associates, V, did not participate in the tender offer. ORIG purchased 2,369 Interests at a total cost of $544,870 plus offering expenses.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

The following describes the efforts being taken by us to increase the occupancy levels at our properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are conducted by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. The leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III are managed by a leasing agent, an employee of NTS Development Company, located at the Lakeshore Business Center Development. At The Willows of Plainview Phase II, we have an on-site leasing staff, employees of NTS Development Company, who facilitate all on-site visits from potential tenants, make visits to local companies to promote fully furnished apartments, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

Leases at our commercial properties provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $   13,792,816 $    1,231,281 $    4,351,473  $    3,111,841 $    5,098,221

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $   13,792,816 $    1,231,281 $    4,351,473  $    3,111,841 $    5,098,221
                                   =============  =============  =============   =============  =============
  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees                    $            -- $           -- $           --  $           -- $           --

Other commercial
  commitments (1)               $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $            -- $           -- $           --  $           -- $           --
                                 ==============  =============  =============   =============  =============
  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.
Significant Accounting Pronouncements Which Affect Us

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF determined that a proportionate gross financial statement presentation, which is referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements, is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the entity invested in is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The EITF consensus is applicable to financial statements for annual periods ending after June 15, 2000. We now use the equity method to account for our joint venture investment. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of some of the financial statements' captions and amounts.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

  our ability to achieve planned revenues;
  our ability to make payments due under our debt agreements;
  our ability to negotiate and maintain terms with vendors and service providers for operating expenses;

  competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;
  trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;
  our ability to predict the demand for specific rental properties;
  our ability to attract and retain tenants;
  availability and costs of management and labor employed;
  real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $1,720,475 mortgage payable on Lakeshore Business Center Phase III. At December 31, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $181,000 decrease in the fair value of all debt and would increase interest expense on the variable rate mortgage by approximately $17,000 for the year.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties V, a Maryland limited partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties V, a Maryland limited partnership, as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties V, a Maryland limited partnership as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                       2001                2000
                                                ------------------  ------------------

ASSETS
------
Cash and equivalents                            $          682,448  $        1,096,857
Cash and equivalents - restricted                          120,424              48,389
Accounts receivable                                        237,700             167,429
Land, buildings and amenities, net                      21,435,471          22,074,949
Other assets                                               792,410             798,379
                                                 -----------------   -----------------

     TOTAL ASSETS                               $       23,268,453  $       24,186,003
                                                 =================   =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                     $       13,792,816  $       14,436,464
Accounts payable                                           586,621             367,158
Security deposits                                          214,132             227,091
Other liabilities                                          117,440             213,312
                                                 -----------------   -----------------

     TOTAL LIABILITIES                                  14,711,009          15,244,025

MINORITY INTEREST                                          879,371             853,386

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                         7,678,073           8,088,592
                                                 -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $       23,268,453  $       24,186,003
                                                 =================   =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   2001            2000            1999
                                               -------------   -------------   -------------
REVENUES
--------
Rental income                                 $    5,077,144  $    4,756,468  $    4,605,597
Gain on sale of assets                                   101              --          71,439
Interest and other income                             62,688         158,952         265,494
                                               -------------   -------------   -------------

     TOTAL REVENUES                                5,139,933       4,915,420       4,942,530

EXPENSES
--------
Operating expenses                                 1,485,550       1,138,598       1,126,065
Operating expenses - affiliated                      630,382         581,189         585,072
Loss on disposal of assets                             2,978         195,722          34,314
Interest expense                                   1,135,700       1,006,032       1,162,058
Management fees                                      285,864         271,852         270,555
Real estate taxes                                    503,174         433,269         471,991
Professional and administrative expenses             119,679         143,324         216,980
Professional and administrative expenses -
  affiliated                                         185,287         149,221         180,957
Depreciation and amortization                      1,253,872       1,044,543         985,038
                                               -------------   -------------   -------------

    TOTAL EXPENSES                                 5,602,486       4,963,750       5,033,030

Loss before minority interest                 $     (462,553) $      (48,330) $      (90,500)
Minority interest                                    (52,034)        (10,123)        (11,230)
                                               -------------   -------------   -------------

Net loss                                      $     (410,519) $      (38,207) $      (79,270)
                                               =============   =============   =============

Net loss allocated to the limited partners    $     (406,414) $      (37,825) $      (78,477)
                                               =============   =============   =============

Net loss per limited  partnership Interest    $       (13.32) $        (1.24) $        (2.39)
                                               =============   =============   =============

Weighted average number of limited
  partnership Interests                               30,521          30,620          32,861
                                               =============   =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   Limited        General
                                                   Partners       Partner         Total
                                                -------------  -------------  --------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Balances at December 31, 1998                  $   10,279,786 $      (88,078)$    10,191,708

   Net loss                                           (78,477)          (793)        (79,270)

   Distributions declared                          (1,252,275)       (12,649)     (1,264,924)

   Repurchase of  limited partnership Interests      (697,715)            --        (697,715)
                                                -------------  -------------  --------------

Balances at December 31, 1999                       8,251,319       (101,520)      8,149,799

   Net loss                                           (37,825)          (382)        (38,207)

   Repurchase of  limited partnership Interests       (23,000)            --         (23,000)
                                                -------------  -------------  --------------

Balances at December 31, 2000                       8,190,494       (101,902)      8,088,592

   Net loss                                          (406,414)        (4,105)       (410,519)
                                                -------------  -------------  --------------

Balances at December 31, 2001                  $    7,784,080 $     (106,007)$     7,678,073
                                                =============  =============  ==============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001            2000             1999
                                                           --------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                   $     (410,519) $      (38,207) $       (79,270)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Gain on sale of assets                                           (101)             --          (71,439)
    Loss on disposal of assets                                      2,978         195,722           34,314
    Depreciation and amortization                               1,478,316       1,207,135        1,129,796
    Changes in assets and liabilities:
      Cash and equivalents - restricted                           (72,035)         80,601          106,592
      Accounts receivable                                         (70,271)        (52,923)            (353)
      Other assets                                               (235,693)       (353,547)        (140,259)
      Accounts payable                                            219,463          13,861          125,457
      Security deposits                                           (12,959)         33,128           29,165
      Other liabilities                                           (95,872)         30,250           36,353
      Minority interest (loss) income                             (52,034)        (10,123)         (11,230)
                                                            -------------   -------------   --------------

     Net cash provided by operating activities                    751,273       1,105,897        1,159,126
                                                            -------------   -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of land and buildings                              233              --        1,245,335
Additions to land, buildings and amenities                       (598,936)     (3,386,394)        (947,033)
Minority interest distributions                                    78,019           6,459            2,719
                                                            -------------   -------------   --------------

     Net cash (used in) provided by investing activities         (520,684)     (3,379,935)         301,021
                                                            -------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                     466,551       1,300,327               --
Principal payments on mortgages and notes payable              (1,110,199)     (1,007,020)        (930,605)
Cash distributions                                                     --              --       (1,264,924)
Increase in loan costs                                             (1,350)        (95,140)              --
Repurchase of limited partnership Interests                            --         (23,000)        (697,715)
                                                            -------------   -------------   --------------

     Net cash (used in) provided by financing activities         (644,998)        175,167       (2,893,244)
                                                            -------------   -------------   --------------

     Net decrease in cash and equivalents                        (414,409)     (2,098,871)      (1,433,097)

CASH AND EQUIVALENTS, beginning of year                         1,096,857       3,195,728        4,628,825
                                                            -------------   -------------   --------------

CASH AND EQUIVALENTS, end of year                          $      682,448  $    1,096,857  $     3,195,728
                                                            =============   =============   ==============

Interest paid on a cash basis                              $    1,090,475  $    1,069,527  $     1,145,941
                                                            =============   =============   ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Consolidation Policy and Joint Venture Accounting

The consolidated financial statements included the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in this property and joint ventures.

From inception, we used the proportionate consolidation method of accounting for joint venture properties. Our proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with our own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

Proportionate consolidation was utilized by us due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of our General Partner that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of our operations.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

B) Organization

NTS-Properties V, a Maryland limited partnership (the "Partnership"), is a limited partnership organized on April 30, 1984. The General Partner is NTS-Properties Associates V, a Kentucky limited partnership. We are in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

C) Properties and Joint Ventures

We own and operate the following properties and joint ventures:

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

  An 81.19% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the joint venture appears below:

       Lakeshore Business Center Phase I - a business center with approximately 104,000 rentable square feet located in Fort Lauderdale,
       Florida.

       Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale,
       Florida.

       Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale,
       Florida.

D) Allocation of Net Income (Loss) and Cash Distributions

Operating net cash receipts, as defined in the Partnership Agreement and which are made available for distribution will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received their 8% preferred return as defined in the Partnership Agreement; 2) to the General Partner in an amount equal to approximately 10% of the limited partners 8% preferred return and 3) the remainder, 90% to the limited partners and 10% to the General Partner. Net operating income (loss), exclusive of depreciation, is allocated to the limited partners and the General Partner in proportion to their cash distributions. Net operating income, exclusive of depreciation, in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore their respective negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received cash distributions from all sources equal to their original capital; (3) the balance, 75% to the limited partners and 25% to the General Partner. Depreciation expense is allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying consolidated financial statements.

E) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of partnership Interests for inclusion on their individual income tax returns.

A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                                        2001           2000            1999
                                                    -------------  -------------  --------------
Net loss                                           $     (410,519)$      (38,207)$       (79,270)
Items handled differently for tax purposes:
  Gain/loss on sale of assets                                  --             --      (1,765,152)
  Depreciation and amortization                            41,063         18,893        (177,825)
  Capitalized leasing costs                                    --             --           2,622
  Rental income                                           (31,684)        11,084         (32,996)
  Write-off of unamortized tenant improvements                 --             --         (24,787)
  Allowance for doubtful accounts                              --             --          (4,698)
  Other                                                  (447,512)      (114,065)         36,379
                                                    -------------  -------------  --------------

Taxable loss                                       $     (848,652)$     (122,295)$    (2,045,727)
                                                    =============  =============  ==============
F) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2001, approximately $65,000 was transferred into the investment.

H) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents: 1) funds received for residential security deposits and 2) funds with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation to us. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

J) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenue in accordance with each tenant's respective lease agreement. Certain of our lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $200,391 and $55,357 at December 31, 2001 and 2000, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2001, 2000 and 1999.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

NTS-Properties V owns and operates or has a joint venture investment in commercial properties in Kentucky (Louisville), and Florida (Ft. Lauderdale). We also have a joint venture investment in a residential property in Kentucky (Louisville).

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Tender Offers

Between October 13, 1998 and December 31, 2000, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 3,473 Interests for $720,715 at a price ranging from $205 to $230 per Interest. ORIG purchased 5,414 Interests for $1,198,770 at a price ranging from $205 to $230 per Interest. ORIG did not participate in the second tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On August 13, 2001, ORIG, (the "Offeror"), commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. The initial expiration date of the offer was November 13, 2001. On November 9, 2001 the expiration date was extended to December 13, 2001 and the number of Interests to be purchased was increased from 2,000 to 4,000. Interests acquired by ORIG will be held by it. The General Partner, NTS-Properties Associates V, did not participate in the tender offer. ORIG purchased 2,369 Interests at a total cost of $544,870 plus offering expenses.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

Note 4- Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                                     2001                2000
                                                ---------------     ---------------
Land and improvements                          $     10,643,419    $     10,552,618

Buildings, improvements and amenities                30,222,749          29,990,550
                                                ---------------     ---------------

                                                     40,866,168          40,543,168

   Less accumulated depreciation                     19,430,697          18,468,219
                                                ---------------     ---------------

                                               $     21,435,471    $     22,074,949
                                                ===============     ===============
Note 5- Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

                                                               2001               2000
                                                         ----------------   ----------------
Mortgage payable to an insurance company, bearing
interest at fixed rate of 8.125%, due August 1, 2008,
secured by land and a building.                          $      4,043,630   $      4,483,083

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.125%, due August 1,
2008, secured by land and buildings.                            3,758,395          4,166,849

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.2%, due January 5, 2013,
secured by land, buildings and amenities.                       2,657,319          2,808,716

Mortgage payable to an insurance company, bearing
interest at a fixed rate of  7.2%, due January 5, 2013,
secured by land, buildings and amenities.                       1,587,068          1,677,489

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
currently 4.444%, due on September 8, 2003, secured
by land and a building.                                         1,720,475          1,300,327

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6%, due April 5, 2003.  At
December 31, 2001, the interest rate was 6%.                       23,599                 --

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6%, due April 5, 2003.  At
December 31, 2001, the interest rate was 6%.                         2,330                --
                                                          ----------------   ---------------
                                                         $      13,792,816  $     14,436,464
                                                          ================   ===============

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
---------------------------------     ---------------------------
                2002                 $                  1,231,281
                2003                                    2,970,484
                2004                                    1,380,989
                2005                                    1,494,492
                2006                                    1,617,349
             Thereafter                                 5,098,221
                                      ---------------------------

                                     $                 13,792,816
                                      ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $13,973,000.

Note 6 - Rental Income Under Operating Leases

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2001:

For the Years Ended December 31,                 Amount
---------------------------------     ---------------------------
                2002                 $                  2,343,442
                2003                                    1,608,984
                2004                                    1,273,079
                2005                                      685,309
                2006                                      308,737
             Thereafter                                   741,766
                                      ---------------------------

                                     $                  6,961,317
                                      ===========================
Note 7 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2001                2000               1999
                                                       ------------------  ------------------  -----------------
Property management fees                               $          285,864  $          271,852  $         270,555
                                                       ------------------  ------------------  -----------------

Property management                                               372,746             334,296            270,397
Leasing                                                           164,865             164,736            213,389
Administrative - operating                                         89,423              78,121             93,255
Other                                                               3,348               4,036              8,031
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        630,382             581,189            585,072
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             185,287             149,221            180,957
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fee                                        31,858             178,879             47,338
Leasing commissions                                                94,706              97,910            108,236
Construction management                                             2,350                  38                 --
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                 128,914             276,827            155,574
                                                       ------------------  ------------------  -----------------

     Total related party transactions                  $        1,230,447  $        1,279,089  $       1,192,158
                                                       ==================  ==================  =================
Note 8 - Sale of Assets

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. We had a 79.45% interest in the joint venture at that date. Our statement of operations reflects a net gain of approximately $71,000 for the year ended December 31, 1999.

Note 9 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2001.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, the L/U II Joint Venture has a commitment for approximately $161,000 at Lakeshore Business Center Phase I for tenant improvements on approximately 15,500 square feet and a commitment for approximately $268,000 at Lakeshore Business Center Phase II for tenant improvements on approximately 32,900 square feet.

The L/U II Joint Venture also has a commitment for approximately $105,600 at Lakeshore Business Center Phase III for tenant improvements on approximately 3,800 square feet. This commitment will be funded from existing debt financing. The Joint Venture has incurred approximately $72,000 of this cost as of December 31, 2001.

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. Management reassessed the useful lives of the existing roofs and adjusted them accordingly.

The L/U II Joint Venture's partners, NTS-Properties IV, NTS-Properties V and NTS-Properties Plus will be called upon to make capital contributions to provide the funds necessary for working capital tenant improvements and roof replacements.

The Willows of Plainview Apartments Phase II has a commitment for approximately $235,000 for its share of the estimated total costs of $500,000 for the renovation of the community clubhouse at The Willows of Plainview Apartments. The renovation began in the fourth quarter of 2001 and is expected to be complete in March 2002.

Note 10 - Segment Reporting

Our reportable operating segments include - Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase II. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluated performance based on stand-alone operating segment net income.

                                                                         2001
                                              ----------------------------------------------------------
                                                 Residential          Commercial             Total
                                              ------------------   -----------------   -----------------
Rental income                                 $        1,239,900   $       3,837,244   $       5,077,144
Interest and other income                                  3,570              26,698              30,268
Gain on sale of assets                                       101                  --                 101
                                               -----------------    ----------------    ----------------

     Total revenues                           $        1,243,571   $       3,863,942   $       5,107,513
                                               =================    ================    ================

Operating expenses and operating expenses
  - affiliated                                $          587,947   $       1,525,985   $       2,113,932
Loss on disposal of assets                                 2,528                 450               2,978
Interest expense                                         317,072             798,266           1,115,338
Management fees                                           62,877             222,987             285,864
Real estate taxes                                         64,026             439,148             503,174
Depreciation and amortization                            221,236           1,014,017           1,235,253
                                               -----------------    ----------------    ----------------

     Total expenses                           $        1,255,686   $       4,000,853   $       5,256,539
                                               -----------------    ----------------    ----------------

Net income                                    $          (12,115)  $        (136,911)  $        (149,026)
                                               =================    ================    =================

Land, buildings and amenities, net            $        3,777,892   $      17,645,618   $      21,423,510
                                               =================    ================    ================

Expenditures for land, buildings and
  amenities                                   $          (90,223)  $        (508,713)  $        (598,936)
                                               =================    ================    ================

Segment liabilities                           $        4,326,161   $      10,308,231   $      14,634,392
                                               =================    ================    ================

                                                                         2000
                                              ----------------------------------------------------------
                                                 Residential          Commercial             Total
                                              ------------------   -----------------   -----------------
Rental income                                 $        1,313,898   $       3,442,570   $       4,756,468
Interest and other income                                  4,722              17,571              22,293
                                               -----------------    ----------------    ----------------

     Total revenues                           $        1,318,620   $       3,460,141   $       4,778,761
                                               =================    ================    ================

Operating expenses and operating expenses
  - affiliated                                $          515,038   $       1,204,749   $       1,719,787
Loss on disposal of assets                                46,351             149,371             195,722
Interest expense                                         332,422             653,248             985,670
Management fees                                           66,859             204,993             271,852
Real estate taxes                                         64,332             368,937             433,269
Depreciation and amortization                            215,555             810,149           1,025,704
                                               -----------------    ----------------    ----------------

     Total expenses                           $        1,240,557   $       3,391,447   $       4,632,004
                                               -----------------    ----------------    ----------------

Net income                                    $           78,063   $          68,694   $         146,757
                                               =================    ================    ================

Land, buildings and amenities, net            $        3,916,523   $      18,141,681   $      22,058,204
                                               =================    ================    ================

Expenditures for land, buildings and
  amenities                                   $           28,041   $       3,358,353   $       3,386,394
                                               =================    ================    ================

Segment liabilities                           $        4,645,824   $      10,677,693   $      15,323,517
                                               =================    ================    ================

                                                                         1999
                                              ----------------------------------------------------------
                                                 Residential          Commercial             Total
                                              ------------------  ------------------   -----------------
Rental income                                 $        1,339,755   $       3,265,842   $       4,605,597
Interest and other income                                  1,923              11,426              13,349
                                               -----------------    ----------------    ----------------

     Total revenues                           $        1,341,678   $       3,277,268   $       4,618,946
                                               =================    ================    ================

Operating expenses and operating expenses
  - affiliated                                $          462,118   $       1,249,019   $       1,711,137
Loss on disposal of assets                                33,647                 667              34,314
Interest expense                                         348,106                  --             348,106
Management fees                                           71,712             198,843             270,555
Real estate taxes                                         65,583             381,934             447,517
Depreciation and amortization                            211,216             754,951             966,167
                                               -----------------    ----------------    ----------------

     Total expenses                           $        1,192,382   $       2,585,414   $       3,777,796
                                               -----------------    ----------------    ----------------

Net income                                    $          149,296   $         691,854   $         841,150
                                               =================    ================    ================

Land, buildings and amenities, net            $        4,155,396   $      15,731,117   $      19,886,513
                                               =================    ================    ================

Expenditures for land, buildings and
  amenities                                   $          112,480   $         834,553   $         947,033
                                               =================    ================    ================

Segment liabilities                           $        4,930,013   $         501,114   $       5,431,127
                                               =================    ================    ================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                     2001                2000                1999
                                              ------------------  ------------------  ------------------
NET REVENUES
------------
Revenues for reportable segments              $        5,107,513  $        4,778,761  $        4,618,947
Other income for Partnership                              32,420             136,659             252,144
Gain on sale of assets                                        --                  --              71,439
                                               -----------------   -----------------   -----------------

     Total net revenues                       $        5,139,933  $        4,915,420  $        4,942,530
                                               =================   =================   =================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments    $        2,113,932  $        1,719,787  $        1,711,137
Other operating expenses                                      --                  --                  --
Operating expenses for Partnership                         2,000                  --                  --
                                               -----------------   -----------------   -----------------

     Total operating expenses                 $        2,115,932  $        1,719,787  $        1,711,137
                                               =================   =================   =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments      $        1,115,338  $          985,670  $          348,106
Interest expense for Partnership                          20,362              20,362             813,952
                                               -----------------   -----------------   -----------------

     Total interest expense                   $        1,135,700  $        1,006,032  $        1,162,058
                                               =================   =================   =================

REAL ESTATE TAXES
-----------------
Real estate taxes for reportable  segments    $          503,174  $          433,269  $          447,517
Real estate taxes for Partnership                             --                  --              24,474
                                               -----------------   -----------------   -----------------

     Total real estate taxes                  $          503,174  $          433,269  $          471,991
                                               =================   =================   =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization for
  reportable segments                         $        1,235,253  $        1,025,704  $          966,167
Depreciation and amortization for
  Partnership                                             18,619              18,839              18,871
                                               -----------------   -----------------   -----------------

     Total depreciation and amortization      $        1,253,872  $        1,044,543  $          985,038
                                               =================   =================   =================

NET INCOME (LOSS)
-----------------
Net income (loss) for reportable segments     $         (149,026) $          146,757  $          841,150
Net income (loss) for Partnership                       (313,527)           (195,087)           (931,650)
Minority interest                                        (52,034)            (10,123)            (11,230)
                                               -----------------   -----------------   -----------------

     Total net  income (loss)                 $         (410,519) $          (38,207) $          (79,270)
                                               =================   =================   =================

LAND, BUILDINGS AND AMENITIES
-----------------------------
Land, buildings and amenities for
  reportable segments                         $       21,423,510  $      22,058,204  $       19,886,513
Land, buildings and amenities for
  Partnership                                             11,961             16,745              21,529
                                               -----------------   ----------------   -----------------

     Total land, buildings and amenities      $       21,435,471  $       22,074,949  $       19,908,042
                                               =================   =================   =================

LIABILITIES
-----------
Liabilities for reportable segments           $       14,634,392  $       15,323,517  $        5,431,127
Liabilities for Partnership                               76,617             (79,492)          9,442,352
                                               -----------------   -----------------   -----------------

     Total liabilities                        $       14,711,009  $       15,244,025  $       14,873,479
                                               =================   =================   =================

Note 11 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                      March 31         June 30        September 30      December 31
------------------------------------  ----------------  ---------------  ---------------  ----------------

Total revenues                       $      1,283,132  $     1,259,317  $     1,312,442  $      1,285,042
Total expenses                              1,343,905        1,445,231        1,395,220         1,418,130
Minority interest                             (12,425)         (17,911)         (12,228)           (9,470)
Net income (loss)                             (48,348)        (168,003)         (70,550)         (123,618)
Net income (loss) allocated to the
  limited partners                            (47,865)        (166,323)         (69,845)         (122,381)
Net income (loss) per limited
  partnership Interest                          (1.57)           (5.45)           (2.29)            (4.01)

The information presented in the table below is based on previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1A for further information regarding our change from the proportionate consolidation method to the equity method.

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2000                      March 31          June 30        September 30      December 31
------------------------------------  ----------------  ----------------  ---------------  ----------------

Total revenues                       $      1,018,427  $      1,103,758  $     1,045,876  $      1,057,895
Total expenses                              1,165,903         1,046,370        1,018,494         1,033,396
Net income (loss)                            (147,476)           57,388           27,382            24,499
Net income (loss) allocated to the
  limited partners                           (146,001)           56,814           27,108            24,254
Net income (loss) per limited
  partnership Interest                          (4.77)             1.86             0.89              0.78

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we have no directors or officers as such. Management is the responsibility of our General Partner, NTS-Properties Associates V. We have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates V are as follows:

J. D. Nichols

Mr. Nichols (age 60) is the managing General Partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Mr. Lavin (age 48), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells

Mr. Wells (age 43), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in Virginia and Kentucky and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 to the Consolidated Financial Statements which sets forth transactions with affiliates of our General Partner for the years ended December 31, 2001, 2000 and 1999.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Note 1D to the Consolidated Financial Statements which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Interests as of January 31, 2002.

Oceanridge Investments, Ltd.	2,632 Interests (8.62%)
6110 North Ocean Blvd, #37
Boynton Beach, Florida 33435

Oceanridge Investments, Ltd. is a limited partnership controlled by members of the family of Mr. J. D. Nichols, a general partner of our General Partner.

ORIG, LLC	10,103 Interests (33.10%)
10172 Linn Station Rd.
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates V, our General Partner.

Our General Partner is NTS-Properties Associates V, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the General Partner and their total respective interests in NTS-Properties Associates V are as follows:

J. D. Nichols	59.90%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	.10%
10172 Linn Station Road
Louisville, Kentucky 40223

The remaining 40% interests are owned by various limited partners of NTS Properties Associates V.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent of our limited partnership Interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies for the forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 13 - Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2001                2000               1999
                                                       ------------------  ------------------  -----------------
Property management fees                               $          285,864  $          271,852  $         270,555
                                                       ------------------  ------------------  -----------------

Property management                                               372,746             334,296            270,397
Leasing                                                           164,865             164,736            213,389
Administrative - operating                                         89,423              78,121             93,255
Other                                                               3,348               4,036              8,031
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        630,382             581,189            585,072
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             185,287             149,221            180,957
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fee                                        31,858             178,879             47,338
Leasing commissions                                                94,706              97,910            108,236
Construction management                                             2,350                  38                 --
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                 128,914             276,827            155,574
                                                       ------------------  ------------------  -----------------

     Total related party transactions                  $        1,230,447  $        1,279,089  $       1,192,158
                                                       ==================  ==================  =================

Our affiliate, ORIG, LLC has participated in Tender Offers for our Interests. See Item 7 and Item 8, Note - 3 for additional information on these tender offers.

PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

Item 1 - Consolidated Financial Statements

The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 together with the report of Arthur Andersen LLP dated March 21, 2002, appear in Part II, Item 8. The following financial statement schedules should be read in conjunction with such consolidated financial statements.

Item 2 - Consolidated Financial Statement Schedules

Schedules:	Page No.

III-Real Estate and Accumulated Depreciation	54-56

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

Item 3 - Exhibits

Exhibit No.		Page No.
3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties V, a Maryland
limited partnership.

3a.	First Amendment to Amended and Restated Agreement	**
of Limited Partnership of NTS-Properties V, a Maryland
limited partnership.

10.	Property Management Agreement	*
between NTS Development Company and
NTS-Properties V, a Maryland limited partnership.

99a.	Management's letter to the Securities and Exchange	****
Commission regarding representations received
from Arthur Andersen LLP.

99b.	Complete appraisal in a self contained appraisal report	***
for Lakeshore Business Center III with the effective
date of December 31, 2001.

99c.	Complete appraisal in a self contained appraisal report	***
for Lakeshore Business Center I and II with the effective
date of December 31, 2001.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984
(effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference to From 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	Incorporated by reference to documents filed by NTS-Properties Plus Ltd. with the Securities and Exchange Commission in connection with the filing of the Information Statement pursuant to Section 14(c) of the Securities Act of 1934 on March 15, 2002 under Commission File No.
000-18952.

***	Included with this Form 10-K as Exhibit 99a.

Item 4 - Reports on Form 8-K

None.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                                                  The Willows        Lakeshore
                                               Commonwealth       of Plainview        Business
                                              Business Center       Phase II      Center Phase I
                                             -----------------  ----------------  ---------------
Encumbrances                                        N/A               (A)               (A)

Initial cost to Partnership:
  Land and improvements                     $          946,039 $       1,775,547 $      3,011,184
  Buildings, improvements and amenities              1,574,747         6,240,105        5,053,025

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                  2,329,477           293,863        2,598,898

Gross amount at which carried
 December 31, 2001:
   Land and improvements                             1,004,587         1,822,316        2,701,395
   Buildings, improvements and amenities             3,845,676         6,487,199        7,961,712
                                             -----------------  ----------------  ---------------

     Total                                  $        4,850,263 $       8,309,515 $     10,663,107
                                             =================  ================  ===============

Accumulated depreciation                    $        3,164,440 $       4,531,623 $      5,868,602
                                             =================  ================  ===============

Date of construction                               09/85             08/85             05/86

Date acquired                                       N/A               N/A               N/A

Life at which depreciation in latest income
  statement is computed                             (B)               (B)               (B)
  First mortgage held by an insurance company.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                                  Lakeshore         Lakeshore
                                                   Business          Business           Total
                                               Center Phase II  Center Phase III     Pages 54-55
                                               ---------------  -----------------  ---------------
Encumbrances                                         (A)               (B)

Initial cost to Partnership:
  Land                                        $      6,904,246 $        2,258,235  $    14,895,251
  Buildings and improvements                        14,424,541          2,227,580       29,519,998

Cost capitalized subsequent to
 acquisition:
   Improvements (net of retirements)                (8,795,241)                --       (3,573,003)

Gross amount at which carried
 December 31, 2001: (C)
   Land                                              3,731,622          1,383,499       10,643,419
   Buildings and improvements                        8,801,924          3,102,316       30,198,827
                                               ---------------  -----------------   --------------

     Total                                    $     12,533,546 $        4,485,815  $    40,842,246
                                               ===============  =================   ==============

Accumulated depreciation                      $      5,661,178 $          192,893  $    19,418,736
                                               ===============  =================   ==============

Date of construction                                 N/A              12/00

Date acquired                                       01/95

Life at which depreciation in latest
 income statement is computed                        (D)               (D)
  First mortgage held by an insurance company.
  First mortgage held by a bank.
  Aggregate cost of real estate for tax purposes is $40,908,566.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term from tenant improvements.

Total gross cost at December 31, 2001                                             $     40,842,246
  Additions to Partnership for computer hardware and software in 1999 and 2000              23,922
                                                                                   ---------------

Balance at December 31, 2001                                                            40,866,168
  Less accumulated depreciation - per above                                            (19,418,736)
  Less accumulated depreciation for Partnership computer hardware and software             (11,961)
                                                                                   ---------------

Land, buildings and amenities, net at December 31, 2001                           $     21,435,471
                                                                                   ===============

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances at December 31, 1998                  $        38,015,257  $        16,882,844

Additions during period:
  Improvements                                             947,033                   --
  Depreciation (A)                                              --              962,468

Deductions during period:
  Retirements                                           (1,373,011)            (164,075)
                                                ------------------   ------------------

Balances at December 31, 1999                           37,589,279           17,681,237

Additions during period:
  Improvements                                           3,386,394                   --
  Depreciation (A)                                              --            1,023,765

Deductions during period:
  Retirements                                             (432,505)            (236,783)
                                                ------------------   ------------------

Balances at December 31, 2000                           40,543,168           18,468,219

Additions during period:
  Improvements                                             598,936                   --
  Depreciation (A)                                              --            1,235,304

Deductions during period:
  Retirements                                             (275,936)            (272,826)
                                                ------------------   ------------------

Balances at December 31, 2001                  $        40,866,168  $        19,430,697
                                                ==================   ==================
  The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Consolidated Statements of Cash Flows due to the amortization of loan costs and special tenant allowance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES V, LTD. A Maryland Limited Partnership

By:	NTS-Properties Associates V,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: April 1, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates V and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President and Chief Operating Officer of NTS Capital
Corporation
/s/ Gregory A. Wells

Gregory A. Wells	Senior Vice President and Chief Financial Officer of
NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.