Form 10-Q
period 2002-03-31
NTS PROPERTIES V
filed 2002-05-14
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13400

NTS-PROPERTIES V,
A Maryland Limited Partnership

Incorporated pursuant to the Laws of the State of Maryland

Internal Revenue Service - Employer Identification No. 61-1051452

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2002
	and December 31, 2001	3

	Statement of Partners' Equity as of March 31, 2002	3

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                     As of                       As of
                                                                   March 31,                  December 31,
                                                                      2002                       2001*
                                                              --------------------        --------------------
                                                                  (UNAUDITED)
ASSETS
------
Cash and equivalents                                        $              428,834      $              682,448
Cash and equivalents - restricted                                          182,620                     120,424
Accounts receivable                                                        276,848                     237,700
Land, buildings and amenities, net                                      21,478,096                  21,435,471
Other assets                                                               904,861                     792,410
                                                              --------------------        --------------------

      TOTAL ASSETS                                          $           23,271,259      $           23,268,453
                                                              ====================        ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                                 $           13,574,637      $           13,792,816
Accounts payable                                                           674,903                     586,621
Security deposits                                                          201,979                     214,132
Other liabilities                                                          315,638                     117,440
                                                              --------------------        --------------------

      TOTAL LIABILITIES                                                 14,767,157                  14,711,009

MINORITY INTEREST                                                          943,299                     879,371

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         7,560,803                   7,678,073
                                                              --------------------        --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $           23,271,259      $           23,268,453
                                                              ====================        ====================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                       Limited              General
                                                      Partners              Partner                Total
                                                 -------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $          30,582,037 $                100 $         30,582,137
Net (loss) income - prior years                           (5,121,151)              62,069           (5,059,082)
Net loss - current year                                     (116,097)              (1,173)            (117,270)
Cash distributions declared to date                      (16,641,480)            (168,177)         (16,809,657)
Repurchase of limited partnership Interests               (1,035,325)                  --           (1,035,325)
                                                 -------------------   ------------------    -----------------

BALANCES AT MARCH 31, 2002                     $           7,667,984 $           (107,181)$          7,560,803
                                                 ===================   ==================    =================

*     Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2002                     2001
                                                              -------------------      -------------------
REVENUES
--------
Rental income                                                $          1,261,818     $          1,263,329
Interest and other income                                                  19,672                   19,803
                                                              -------------------      -------------------

     TOTAL REVENUES                                                     1,281,490                1,283,132
                                                              -------------------      -------------------

EXPENSES
--------
Operating expenses                                                        344,361                  356,111
Operating expenses - affiliated                                           182,439                  140,677
Loss on disposal of assets                                                     --                    2,518
Interest expense                                                          263,789                  294,816
Management fees                                                            72,681                   69,590
Real estate taxes                                                         126,416                  129,706
Professional and administrative expenses                                   43,117                   25,298
Professional and administrative expenses - affiliated                      42,601                   31,539
Depreciation and amortization                                             337,044                  293,650
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                     1,412,448                1,343,905
                                                              -------------------      -------------------

Loss before minority interest                                            (130,958)                 (60,773)
Minority interest                                                         (13,688)                 (12,425)
                                                              -------------------      -------------------

Net loss                                                     $           (117,270)    $            (48,348)
                                                              ===================      ===================

Net loss allocated to the limited partners                   $           (116,097)    $            (47,865)
                                                              ===================      ===================

Net loss per limited partnership Interest                    $             (3.80)     $             (1.57)
                                                              ===================      ===================

Weighted average number of limited partnership Interests                   30,521                   30,521
                                                              ===================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                      2002                       2001
                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                     $            (117,270)     $             (48,348)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on disposal of assets                                                  --                      2,518
    Depreciation and amortization                                          404,810                    344,430
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (62,196)                  (119,552)
      Accounts receivable                                                  (39,148)                   (74,143)
      Other assets                                                        (184,914)                  (145,501)
      Accounts payable                                                      88,282                    231,330
      Security deposits                                                    (12,153)                   (21,180)
      Other liabilities                                                    198,198                     84,301
      Minority interest loss                                               (13,688)                   (12,425)
                                                               -------------------        -------------------

     Net cash provided by operating activities                             261,921                    241,430
                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                (374,972)                  (194,637)
Minority interest distributions (contributions)                             77,616                       (597)
                                                               -------------------        -------------------

     Net cash used in investing activities                                (297,356)                  (195,234)
                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages and notes payable                                   80,898                    222,965
Principal payments on mortgages and notes payable                         (299,077)                  (264,421)
Additions to loan costs                                                         --                     (1,350)
                                                               -------------------        -------------------

     Net cash used in financing activities                                (218,179)                   (42,806)
                                                               -------------------        -------------------

     Net (decrease) increase in cash and equivalents                      (253,614)                     3,390

CASH AND EQUIVALENTS, beginning of period                                  682,448                  1,096,857
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             428,834      $           1,100,247
                                                               ===================        ===================

Interest paid on a cash basis                                $             251,865      $             283,020
                                                               ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties V's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the General Partner, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001.

Note 1 - Consolidation Policy and Joint Venture Accounting

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in this property and joint ventures. Less than 50% owned joint ventures are accounted for under the equity method.

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

Note 3 - Concentration of Credit Risk

We own and operate or have a joint venture investment in commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. We also have a joint venture investment in a residential property in Louisville, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of March 31, 2002, approximately $92,000 was transferred into the investment.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2002 did not result in an impairment loss.

Note 7 - Other Assets

Other assets consist of prepaid expenses, prepaid insurance, leasing commissions, loan cost and special tenant allowances. Leasing commissions and special tenant allowances are amortized over the life of the lease. Loan cost is amortized over the loan term.

Note 8- Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                             March 31,                 December 31,
                                                                2002                       2001
                                                         ------------------         ------------------
Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.125%, due August 1, 2008,
secured by land and a building.                       $           3,928,094      $           4,043,630

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.125%, due August 1, 2008,
secured by land and buildings.                                    3,651,008                  3,758,395

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.2%, due January 5, 2013,
secured by land, buildings and amenities.                         2,617,741                  2,657,319

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.2%, due January 5, 2013,
secured by land, buildings and amenities.                         1,563,430                  1,587,068

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
currently 4.17%, due on September 8, 2003, secured
by land and a building.                                           1,793,273                  1,720,475

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due April 5, 2003.  At
March 31, 2002, the interest rate was 6%.                            19,196                     23,599

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due April 5, 2003.  At
March 31, 2002, the interests rate was 6%.                            1,895                      2,330
                                                         ------------------         ------------------

                                                      $          13,574,637      $          13,792,816
                                                         ==================         ==================

Based on the borrowing rates currently available to us for mortgages and notes with similar terms and average maturities, the fair value of long-term debt is approximately $13,726,000.

Note 9 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our residential property and 6% of the gross revenues from our commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------

Property management fees                              $              72,681    $              69,590
                                                         ------------------      -------------------

Property management                                                 120,858                   88,810
Leasing                                                              38,198                   29,746
Administrative - operating                                           23,143                   21,861
Other                                                                   240                      260
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          182,439                  140,677
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                42,601                   31,539
                                                         ------------------      -------------------

Repairs and maintenance fee                                          18,843                    7,991
Leasing commissions                                                  67,750                   51,162
Construction management                                               3,525                       --
                                                         ------------------      -------------------

     Total related party transactions capitalized                    90,118                   59,153
                                                         ------------------      -------------------

Total related party transactions                      $             387,839    $             300,959
                                                         ==================      ===================
Note 10 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at March 31, 2002.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the event on September 11, 2001, affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of March 31, 2002, the L/U II Joint Venture has a commitment for approximately $144,000 for tenant improvements on 9,528 square feet at Lakeshore Business Center Phase I and approximately $284,000 for tenant improvements on 37,379 square feet at Lakeshore Business Center Phase II. The tenant improvements will be funded in 2002 from existing working capital.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Management reassessed the useful lives of the existing roofs and has adjusted them accordingly.

Note 11 - Segment Reporting

Our reportable operating segments include Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase II. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III. The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

                                                    Three Months Ended March 31, 2002
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           284,581 $          977,237  $        1,261,818
Interest and other income                              816             17,400              18,216
                                        ------------------  -----------------   -----------------

     Total net revenues                $           285,397 $          994,637  $        1,280,034
                                        ==================  =================   =================

Operating expenses and operating
  expenses -affiliated                 $           149,750 $          379,050  $          528,800
Interest expense                                    76,481            182,217             258,698
Management fees                                     14,577             58,104              72,681
Real estate taxes                                   16,333            110,083             126,416
Depreciation and amortization                       55,521            276,868             332,389
                                        ------------------  -----------------   -----------------

     Total expenses                                312,662          1,006,322           1,318,984
                                        ==================  =================   =================

     Net loss                          $           (27,265)$          (11,685) $          (38,950)
                                        ==================  =================   =================

                                                    Three Months Ended March 31, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           319,684 $          943,645  $        1,263,329
Interest and other income                              274              7,051               7,325
                                        ------------------  -----------------   -----------------

     Total net revenues                $           319,958 $          950,696  $        1,270,654
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           125,340 $          371,448  $          496,788
Loss on disposal of assets                           2,518                 --               2,518
Interest expense                                    80,556            209,169             289,725
Management fees                                     15,690             53,900              69,590
Real estate taxes                                   16,425            113,281             129,706
Depreciation and amortization                       54,930            234,065             288,995
                                        ------------------  -----------------   -----------------

     Total expenses                                295,459            981,863           1,277,322
                                        ==================  =================   =================

     Net income (loss)                 $            24,499 $          (31,167) $           (6,668)
                                        ==================  =================   =================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2002 and 2001 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
NET REVENUES
------------
Total revenues for reportable segments                $           1,280,034    $           1,270,654
Other income for Partnership                                          1,456                   12,478
                                                         ------------------      -------------------

     Total consolidated net revenues                  $           1,281,490    $           1,283,132
                                                         ==================      ===================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments            $             528,800    $             496,788
Operating expenses for Partnership                                   (2,000)                      --
                                                         ------------------      -------------------

     Total operating expenses                         $             526,800    $             496,788
                                                         ==================      ===================

INTEREST EXPENSE
----------------
Interest expense for reportable segments              $             258,698    $             289,725
Interest expense for Partnership                                      5,091                    5,091
                                                         ------------------      -------------------

     Total interest expense                           $             263,789    $             294,816
                                                         ==================      ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                                 $             332,389    $             288,995
Depreciation and amortization for Partnership                         4,655                    4,655
                                                         ------------------      -------------------

     Total depreciation and amortization              $             337,044    $             293,650
                                                         ==================      ===================

(Continued on next page)

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
NET LOSS
--------
Total net loss for reportable segments                $             (38,950)   $              (6,668)
Net loss for Partnership                                            (92,008)                 (54,105)
Minority interest                                                    13,688                   12,425
                                                         ------------------      -------------------

     Total net loss                                   $            (117,270)   $             (48,348)
                                                         ==================      ===================
Note 12 - Subsequent Event

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed a tender offer with the Securities and Exchange Commission, to purchase up to 2,000 of the limited partnership Interests at a price of $230 per Interest as of the date of the tender offer. Approximately $470,000 ($460,000 to purchase 2,000 Interests plus approximately $10,000 for expenses associated with the tender offer) is required to purchase all 2,000 Interests. If more than 2,000 Interests are tendered, ORIG may choose to acquire the additional Interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on August 9, 2002 unless extended. We are not participating in this tender offer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets."

Cautionary Statements

Some of the statements included in this Item 2 may be considered "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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
Occupancy Levels

The occupancy levels at our properties and joint ventures as of March 31, 2002 and 2001 were as follows:

                                                                        Three Months Ended
                                                                            March 31,
                                                           --------------------------------------------
                                                                  2002                     2001
                                                           -------------------      -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II (1)                          81%                      73%

Property Owned in Joint Venture with NTS-Properties
---------------------------------------------------
IV (Ownership % at March 31, 2002)
----------------------------------

The Willows of Plainview Phase II (90.30%) (1) (2)                 74%                      86%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership % at
----------------------------------------------------
March 31, 2002)
---------------

Lakeshore Business Center Phase I (81.19%) (1)(2)                  82%                      85%
Lakeshore Business Center Phase II (81.19%) (1)                    87%                      78%
Lakeshore Business Center Phase III (81.19%) (3)                   37%                      28%
  Current occupancy levels are considered adequate to continue the operation of our properties.
  In our opinion, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years, as Phase III completes its lease up phase of operations.

The average occupancy levels at our properties and joint ventures during the three months ended March 31, 2002 and 2001 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                        ---------------------------------------------
                                                               2002                       2001
                                                        ------------------         ------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                          81%                        59%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties IV (Ownership % at March 31, 2002)
---------------------------------------------

The Willows of Plainview Phase II (90.30%) (1)                 78%                        88%

Properties Owned Through Lakeshore/ University II
-------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at March 31, 2002)
------------------

Lakeshore Business Center Phase I (81.19%)                     84%                        84%
Lakeshore Business Center Phase II (81.19%)                    85%                        78%
Lakeshore Business Center Phase III (81.19%) (2)               34%                        22%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months ended March 31, 2002 and 2001 were as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                        --------------------------------------------
                                                               2002                     2001
                                                        ------------------       -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                $             140,640     $             153,802

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV (Ownership % at March 31, 2002)
---------------------------------------------

The Willows of Plainview II (90.30%)                 $             285,397     $             319,958

Property Owned Through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership % at
----------------------------------------------------
March 31, 2002)
---------------

Lakeshore Business Center Phase I (81.19%)           $             409,018     $             391,759
Lakeshore Business Center Phase II (81.19%)          $             375,618     $             350,325
Lakeshore Business Center Phase III (81.19%)         $              69,362     $              54,811

Results of Operations

If there has not been a material change in an item from March 31, 2001 to March 31, 2002, we have omitted any discussion concerning that item.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $42,000, or 30%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of increased personnel costs. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate the properties.

The Loss on Disposal of Assets

The loss on disposal of assets for 2001 can be attributed to the retirement of assets at The Willows of Plainview Phase II. The retirements are the result of exterior lighting replacements. The loss represents the cost to retire assets which were not fully depreciated at the time of replacement.

Interest Expense

Interest expense decreased approximately $31,000, or 11%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of a decrease in funds drawn on the Lakeshore Business Center Phase III construction loan and continued principal payments on the debt of The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $18,000, or 70%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of increased legal and accounting fees.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $11,000, or 35%, for the three months ended March 31, 2002, as compared to the same period in 2001. The increase is due to increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. The employee services include legal, financial and other services necessary to manage and operate the Partnership.

Depreciation and Amortization

Depreciation and amortization increased approximately $43,000, or 15%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily due to management's change in the estimated useful life of all of the roof assets at Lakeshore Business Center Phase I. The estimated useful life was reduced from 30 years to 16.5 years in anticipation of replacing the roof in 2002. The aggregate cost of the our properties for federal tax purposes is approximately $40,909,000.

Consolidated Cash Flows and Financial Condition

In the next 12 months, we expect the demand on future liquidity to increase as a result of replacing the roofs at Lakeshore Business Center Phase I and of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III. There may be significant demands on future liquidity due to the lease up of Lakeshore Business Center Phase III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet our needs.

Cash flows provided by (used in):

                                                                     Three Months Ended
                                                                         March 31,
                                                        --------------------------------------------
                                                               2002                     2001
                                                        ------------------       -------------------
Operating activities                                 $             261,921     $             241,430
Investing activities                                              (297,356)                 (195,234)
Financing activities                                              (218,179)                  (42,806)
                                                        ------------------       -------------------

     Net (decrease) increase in cash and equivalents $            (253,614)    $               3,390
                                                        ==================       ===================

Net cash provided by operating activities increased approximately $20,000, or 8%, for the three months ended March 31, 2002, as compared to the same period in 2001. This increase was primarily a result of an increase in other liabilities and depreciation and amortization, partially offset by an increased net loss.

Net cash used in investing activities increased approximately $102,000, or 52%, for the three months ended March 31, 2002 as compared to the same period in 2001. The increase is primarily the result of increased capital expenditures, primarily for tenant improvements.

Net cash used in financing activities increased approximately $175,000 for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of a decrease of funds drawn on the Lakeshore Business Center Phase III loan and continued principal payments on the mortgages at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

Due to the fact that no distributions were paid during the three months ended March 31, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

We anticipate having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund the operations of the L/U II Joint Venture.

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

As of March 31, 2002, the L/U II Joint Venture has a commitment for approximately $144,000 for tenant improvements on 9,528 square feet at Lakeshore Business Center Phase I and approximately $284,000 for tenant improvements on 37,379 square feet at Lakeshore Business Center Phase II. The tenant improvements will be funded in 2002 from existing working capital.

The L/U II Joint Venture anticipates replacing the roof in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Management changed the estimated useful life of the existing roof and has adjusted depreciation accordingly.

Future liquidity will be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

We have no other material commitments for renovations or capital improvements as of March 31, 2002.

The following describes the efforts being taken by us to increase the occupancy levels at our properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are conducted by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. A leasing agent, an employee of NTS Development Company, located at Lakeshore Business Center, manages the leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III. At The Willows of Plainview Phase II, we have an on-site leasing staff, who are employees of NTS Development Company. The staff facilitates all on-site visits from potential tenants, makes visits to local companies to promote fully furnished apartments, negotiates lease renewals with current residents and coordinates all local advertising with NTS Development Company's marketing staff.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $1,793,273 mortgage payable on Lakeshore Business Center Phase III and the $19,196 and $1,895 notes payable on The Willows of Plainview Phase II. At March 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $421,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage and notes by approximately $18,000 annually.

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

Date: May 14, 2002