Form 10-Q
period 2002-06-30
NTS PROPERTIES V
filed 2002-08-14
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002
	and December 31, 2001	3

	Consolidated Statement of Partners' Equity as of June 30, 2002	3

	Consolidated Statements of Operations for the Three Months
	and Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

PART II

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                     As of                       As of
                                                                    June 30,                  December 31,
                                                                      2002                       2001*
                                                              --------------------        --------------------
                                                                   (UNAUDITED)
ASSETS
------
Cash and equivalents                                        $              141,463      $              682,448
Cash and equivalents - restricted                                          286,906                     120,424
Accounts receivable, net of allowance for doubtful
  accounts of $13,841 at June 30, 2002 and $0 at
  December 31, 2001                                                        314,965                     237,700
Land, buildings and amenities, net                                      21,273,579                  21,435,471
Other assets                                                               818,072                     792,410
                                                              --------------------        --------------------

      TOTAL ASSETS                                          $           22,834,985      $           23,268,453
                                                              ====================        ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                                 $           13,325,223      $           13,792,816
Accounts payable                                                           522,506                     586,621
Security deposits                                                          204,529                     214,132
Other liabilities                                                          422,131                     117,440
                                                              --------------------        --------------------

      TOTAL LIABILITIES                                                 14,474,389                  14,711,009

MINORITY INTEREST                                                          954,255                     879,371

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         7,406,341                   7,678,073
                                                              --------------------        --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $           22,834,985      $           23,268,453
                                                              ====================        ====================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                       Limited              General
                                                      Partners              Partner                Total
                                                 -------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $          30,582,037  $               100    $      30,582,137
Net (loss) income - prior years                           (5,121,151)              62,069           (5,059,082)
Net loss - current year                                     (269,015)              (2,717)            (271,732)
Cash distributions declared to date                      (16,641,480)            (168,177)         (16,809,657)
Repurchase of limited partnership Interests               (1,035,325)                  --           (1,035,325)
                                                 -------------------    -----------------      ---------------

BALANCES AT JUNE 30, 2002                      $           7,515,066  $          (108,725)   $       7,406,341
                                                 ===================    =================      ===============

*     Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange
       Commission on April 1, 2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2002           2001           2002            2001
                                               -------------  -------------  -------------   -------------
REVENUES
--------
Rental income                                 $    1,251,855 $    1,243,219 $    2,513,672  $    2,506,548
Interest and other income                              1,691         16,098         21,363          35,900
Gain on sale of assets                                   280             --            280              --
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                1,253,826      1,259,317      2,535,315       2,542,448
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                   342,937        401,451        687,295         753,813
Operating expenses - affiliated                      166,688        176,464        349,126         317,141
Loss on disposal of assets                            55,372             --         55,372           2,518
Interest expense                                     258,699        288,342        522,488         583,158
Management fees                                       69,294         72,079        141,975         141,670
Real estate taxes                                    126,416        130,378        252,833         260,083
Professional and administrative expenses              33,936         30,649         77,053          59,696
Professional and administrative expenses -
  affiliated                                          39,305         45,030         81,907          76,569
Depreciation and amortization                        331,304        300,838        668,348         594,487
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                1,423,951      1,445,231      2,836,397       2,789,135
                                               -------------  -------------  -------------   -------------

Loss before minority interest                       (170,125)      (185,914)      (301,082)       (246,687)
Minority interest                                    (15,663)       (17,911)       (29,350)        (30,336)
                                               -------------  -------------  -------------   -------------

Net loss                                      $     (154,462)$     (168,003)$     (271,732) $     (216,351)
                                               =============  =============  =============   =============

Net loss allocated to the limited partners    $     (152,917)$     (166,323)$     (269,015) $     (214,187)
                                               =============  =============  =============   =============

Net loss per limited partnership Interest     $        (5.01)$        (5.45)$        (8.81) $        (7.02)
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Interests                               30,521         30,521         30,521          30,521
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                               ----------------------------------------------
                                                                      2002                       2001
                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                     $            (271,732)     $            (216,351)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Provision for doubtful accounts                                         14,002                         --
    Write-off of uncollectible accounts receivable                            (161)                        --
    Loss on disposal of assets                                              55,372                      2,518
    Gain on sale of assets                                                    (280)                        --
    Depreciation and amortization                                          791,201                    696,627
    Minority interest loss                                                 (29,350)                   (30,336)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                   (166,482)                  (238,110)
      Accounts receivable                                                  (91,106)                     7,989
      Other assets                                                        (153,551)                  (115,940)
      Accounts payable                                                     (64,115)                    (8,813)
      Security deposits                                                     (9,603)                   (13,004)
      Other liabilities                                                    304,691                    258,615
                                                               -------------------        -------------------

     Net cash provided by operating activities                             378,886                    343,195
                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                (556,792)                  (386,908)
Proceeds from sale of land, buildings and amenities                            280                         --
Investment in joint ventures by minority partners, net                     104,234                     42,116
                                                               -------------------        -------------------

     Net cash used in investing activities                                (452,278)                  (344,792)
                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages and notes payable                                  136,332                  1,702,042
Principal payments on mortgages and notes payable                         (603,925)                (1,862,665)
Additions to loan costs                                                         --                     (1,350)
                                                               -------------------        -------------------

     Net cash used in financing activities                                (467,593)                  (161,973)
                                                               -------------------        -------------------

     Net decrease in cash and equivalents                                 (540,985)                  (163,570)

CASH AND EQUIVALENTS, beginning of period                                  682,448                  1,096,857
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             141,463      $             933,287
                                                               ===================        ===================

Interest paid on a cash basis                                $             498,798      $             560,468
                                                               ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the General Partner, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2002 and 2001.

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

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2002, approximately $26,000 of said investment was included in cash and cash equivalents.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $40,909,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended June 30, 2002 did not result in an impairment loss.

Note 7 - Tender Offer

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

Note 8- Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                              June 30,                 December 31,
                                                                2002                       2001
                                                         ------------------         ------------------
Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.125%, due August 1, 2008,
secured by land and a building.                          $        3,810,194         $        4,043,630

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.125%, due August 1, 2008,
secured by land and buildings.                                    3,541,425                  3,758,395

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.2%, due January 5, 2013,
secured by land, buildings and amenities.                         2,577,446                  2,657,319

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.2%, due January 5, 2013,
secured by land, buildings and amenities.                         1,539,364                  1,587,068

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
currently 4.17%, due on September 8, 2003, secured
by land and a building.                                           1,840,607                  1,720,475

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due April 5, 2003.  At
June 30, 2002, the interest rate was 6.0%.                           14,732                     23,599

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due April 5, 2003.  At
June 30, 2002, the interests rate was 6.0%.                           1,455                      2,330
                                                          -----------------          -----------------

                                                         $       13,325,223         $       13,792,816
                                                          =================          =================

As of June 30, 2002, the fair value of long-term debt is approximately $13,600,000, based on the borrowing rates currently available to us for mortgages and notes with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                      Six Months Ended
                                                                          June 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------

Property management fees                              $             141,975    $             141,670
                                                         ------------------      -------------------

Property management                                                 229,844                  181,603
Leasing                                                              72,813                   90,906
Administrative - operating                                           45,989                   43,912
Other                                                                   480                      720
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          349,126                  317,141
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                81,907                   76,569
                                                         ------------------      -------------------

Repairs and maintenance fee                                          25,910                   18,579
Leasing commissions                                                  76,151                   62,672
Construction management                                               6,060                       --
                                                         ------------------      -------------------

     Total related party transactions capitalized                   108,121                   81,251
                                                         ------------------      -------------------

Total related party transactions                      $             681,129    $             616,631
                                                         ==================      ===================
Note 10 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at June 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the six months ended June 30, 2002, our share of these legal costs was approximately $25,000, which was expensed.

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

                                                    Three Months Ended June 30, 2002
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           298,004 $          953,851  $        1,251,855
Interest and other income                              108              1,024               1,132
Gain on sale of assets                                 280                 --                 280
                                        ------------------  -----------------   -----------------

     Total net revenues                $           298,392 $          954,875  $        1,253,267
                                        ==================  =================   =================

Operating expenses and operating
  expenses -affiliated                 $           148,864 $          358,661  $          507,525
Loss on disposal of assets                          55,372                 --              55,372
Interest expense                                    75,262            178,346             253,608
Management fees                                     15,591             53,703              69,294
Real estate taxes                                   16,333            110,083             126,416
Depreciation and amortization                       55,807            270,842             326,649
                                        ------------------  -----------------   -----------------

     Total expenses                                367,229            971,635           1,338,864
                                        ==================  =================   =================

     Net loss                          $           (68,837)$          (16,760) $          (85,597)
                                        ==================  =================   =================

                                                    Three Months Ended June 30, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           304,955 $          938,264  $        1,243,219
Interest and other income                            3,509              2,995               6,504
                                        ------------------  -----------------   -----------------

     Total net revenues                $           308,464 $          941,259  $        1,249,723
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           184,540 $          393,375  $          577,915
Interest expense                                    79,894            203,357             283,251
Management fees                                     15,397             56,682              72,079
Real estate taxes                                   16,425            113,953             130,378
Depreciation and amortization                       55,103            241,080             296,183
                                        ------------------  -----------------   -----------------

     Total expenses                                351,359          1,008,447           1,359,806
                                        ==================  =================   =================

     Net loss                          $           (42,895)$          (67,188) $         (110,083)
                                        ==================  =================   =================

                                                     Six Months Ended June 30, 2002
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           582,584 $        1,931,088  $        2,513,672
Interest and other income                              924             18,424              19,348
Gain on sale of assets                                 280                 --                 280
                                        ------------------  -----------------   -----------------

     Total net revenues                $           583,788 $        1,949,512  $        2,533,300
                                        ==================  =================   =================

Operating expenses and operating
  expenses -affiliated                 $           298,612 $          737,709  $        1,036,321
Loss on disposal of assets                          55,372                 --              55,372
Interest expense                                   151,743            360,564             512,307
Management fees                                     30,168            111,807             141,975
Real estate taxes                                   32,667            220,166             252,833
Depreciation and amortization                      111,329            547,711             659,040
                                        ------------------  -----------------   -----------------

     Total expenses                                679,891          1,977,957           2,657,848
                                        ==================  =================   =================

     Net loss                          $           (96,103)$          (28,445) $         (124,548)
                                        ==================  =================   =================

                                                     Six Months Ended June 30, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           624,639 $        1,881,909  $        2,506,548
Interest and other income                            3,783             10,046              13,829
                                        ------------------  -----------------   -----------------

     Total net revenues                $           628,422 $        1,891,955  $        2,520,377
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           309,883 $          761,071  $        1,070,954
Loss on disposal of assets                           2,518                 --               2,518
Interest expense                                   160,450            412,527             572,977
Management fees                                     31,087            110,583             141,670
Real estate taxes                                   32,850            227,233             260,083
Depreciation and amortization                      110,033            475,146             585,179
                                        ------------------  -----------------   -----------------

     Total expenses                                646,821          1,986,560           2,633,381
                                        ==================  =================   =================

     Net loss                          $           (18,399)$          (94,605) $         (113,004)
                                        ==================  =================   =================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2002 and 2001 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                     Three Months Ended
                                                                          June 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
NET REVENUES
------------
Total revenues for reportable segments                $           1,253,267    $           1,249,723
Other income for Partnership                                            559                    9,594
                                                         ------------------      -------------------

     Total consolidated net revenues                  $           1,253,826    $           1,259,317
                                                         ==================      ===================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments            $             507,525    $             577,915
Operating expenses for Partnership                                    2,100                       --
                                                         ------------------      -------------------

     Total operating expenses                         $             509,625    $             577,915
                                                         ==================      ===================

INTEREST EXPENSE
----------------
Interest expense for reportable segments              $             253,608    $             283,251
Interest expense for Partnership                                      5,091                    5,091
                                                         ------------------      -------------------

     Total interest expense                           $             258,699    $             288,342
                                                         ==================      ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                                 $             326,649    $             296,183
Depreciation and amortization for Partnership                         4,655                    4,655
                                                         ------------------      -------------------

     Total depreciation and amortization              $             331,304    $             300,838
                                                         ==================      ===================

NET LOSS
--------
Total net loss for reportable segments                $             (85,597)   $            (110,083)
Net loss for Partnership                                            (84,528)                 (75,831)
Minority interest                                                    15,663                   17,911
                                                         ------------------      -------------------

     Total net loss                                   $            (154,462)   $            (168,003)
                                                         ==================      ===================

                                                                      Six Months Ended
                                                                          June 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
NET REVENUES
------------
Total revenues for reportable segments                $           2,533,300    $           2,520,377
Other income for Partnership                                          2,015                   22,071
                                                         ------------------      -------------------

     Total consolidated net revenues                  $           2,535,315    $           2,542,448
                                                         ==================      ===================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments            $           1,036,321    $           1,070,954
Operating expenses for Partnership                                      100                       --
                                                         ------------------      -------------------

     Total operating expenses                         $           1,036,421    $           1,070,954
                                                         ==================      ===================

INTEREST EXPENSE
----------------
Interest expense for reportable segments              $             512,307    $             572,977
Interest expense for Partnership                                     10,181                   10,181
                                                         ------------------      -------------------

     Total interest expense                           $             522,488    $             583,158
                                                         ==================      ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                                 $             659,040    $             585,179
Depreciation and amortization for Partnership                         9,308                    9,308
                                                         ------------------      -------------------

     Total depreciation and amortization              $             668,348    $             594,487
                                                         ==================      ===================

NET LOSS
--------
Total net loss for reportable segments                $            (124,548)   $            (113,004)
Net loss for Partnership                                           (176,534)                (133,683)
Minority interest                                                    29,350                   30,336
                                                         ------------------      -------------------

     Total net loss                                   $            (271,732)   $            (216,351)
                                                         ==================      ===================
Note 12 - Subsequent Events

On July 16, 2002, we were approved for an $800,000 mortgage payable, bearing interest at a variable rate based on the one-month LIBOR rate plus 2.75%, secured by Commonwealth Business Center II. The proceeds of this loan will be used for capital additions and repairs.

On July 31, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed an amendment to the May 10, 2002 tender offer filing. The amendment extended the tender offer expiration date from August 9, 2002 to September 9, 2002.

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
Occupancy Levels

The occupancy levels at our properties and joint ventures as of June 30, 2002 and 2001 were as follows:

                                                                         Six Months Ended
                                                                             June 30,
                                                           --------------------------------------------
                                                                  2002                     2001
                                                           -------------------      -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II (1) (2)                      76%                      81%

Property Owned in Joint Venture with NTS-Properties
---------------------------------------------------
IV (Ownership % at June 30, 2002)
---------------------------------

The Willows of Plainview Phase II (90.30%) (1) (2)                 83%                      85%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership % at
----------------------------------------------------
June 30, 2002)
--------------

Lakeshore Business Center Phase I (81.19%) (1)                     83%                      79%
Lakeshore Business Center Phase II (81.19%) (1)                    87%                      84%
Lakeshore Business Center Phase III (81.19%) (3)                   37%                      28%
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

The average occupancy levels at our properties and joint ventures during the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                         2002            2001            2002            2001
                                                      -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                     78%             78%             79%             69%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties IV (Ownership % at June 30, 2002)
--------------------------------------------

The Willows of Plainview Phase II (90.30%) (1)            81%             83%             80%             85%

Properties Owned Through Lakeshore/ University
----------------------------------------------
II  Joint Venture (L/U II Joint Venture)
----------------------------------------
(Ownership % at June 30, 2002)
------------------------------

Lakeshore Business Center Phase I (81.19%)                82%             80%             83%             82%
Lakeshore Business Center Phase II (81.19%)               87%             83%             86%             80%
Lakeshore Business Center Phase III (81.19%) (2)          37%             28%             36%             25%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                        -------------------------    --------------------------
                                                           2002          2001           2002           2001
                                                        -----------   -----------    -----------    -----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                   $   143,077   $   135,367    $   283,718    $    289,169

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV (Ownership % at June 30, 2002)
--------------------------------------------

The Willows of Plainview II (90.30%)                    $   298,392   $   308,464    $   583,788    $   628,422

Property Owned Through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership % at
----------------------------------------------------
June 30, 2002)
--------------

Lakeshore Business Center Phase I (81.19%)              $   400,985   $   386,108    $   810,002    $   777,867
Lakeshore Business Center Phase II (81.19%)             $   337,040   $   368,605    $   712,657    $   718,929
Lakeshore Business Center Phase III (81.19%)            $    73,773   $    51,179    $   143,135    $   105,990

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, ("ORIG") an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. NTS-Properties V continues to hold a 81.19% interest in the Lakeshore/University II Joint Venture after the completion of the NTS-Properties Plus, Ltd./ORIG Merger. ORIG now holds a 7.69% interest in the Lakeshore/University Joint Venture.

Results of Operations

If there has not been a material change in an item from June 30, 2001 to June 30, 2002, we have omitted any discussion concerning that item.

Other Income

Other income decreased approximately $15,000, or 90%, and $15,000, or 41%, for the three months and six months ended June 30, 2002, as compared to the same periods in 2001, primarily as a result of a decrease in cash reserves available for investment as a result of funding the Lakeshore University II Joint Venture capital contributions.

Operating Expenses

Operating expenses decreased approximately $59,000, or 15%, and $67,000, or 9%, for the three months and six months ended June 30, 2002, as compared to the same periods in 2001, primarily as the result of decreased landscaping expense at all of our properties.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $32,000, or 10%, for the six months ended June 30, 2002, as compared to the same periods in 2001, primarily as a result of personnel changes at Lakeshore Business Center Phases I, II, and III. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate the properties.

Loss on Disposal of Assets

The loss on disposal of assets for 2002 and 2001 can be attributed to the retirement of assets at The Willows of Plainview Phase II. The 2002 retirements are primarily the result of clubhouse renovations and the 2001 retirements are primarily the result of exterior lighting replacements. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest Expense

Interest expense decreased approximately $30,000, or 10%, and $61,000, or 10%, for the three months and six months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily a result of a decrease in funds drawn on the Lakeshore Business Center Phase III construction loan and continued principal payments on the debt of The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $17,000 or 29%, for the six months ended June 30, 2002, as compared to the same period in 2001, primarily as a result of increased legal and accounting fees.

Depreciation and Amortization

Depreciation and amortization increased approximately $30,000, or 10%, and $74,000, or 12%, for the three months and six months ended June 30, 2002, as compared to the same periods in 2001, primarily due to management's change in the estimated useful life of all of the roof assets at Lakeshore Business Center Phase I. The estimated useful life was reduced from 30 years to 16.5 years in anticipation of replacing the roofs in 2002. The aggregate cost of the our properties for federal tax purposes is approximately $40,909,000.

Consolidated Cash Flows and Financial Condition

In the next 12 months, we expect the demand on future liquidity to increase as a result of replacing the roofs at Lakeshore Business Center Phase I and of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III. There may be significant demands on future liquidity due to the lease up of Lakeshore Business Center Phase III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are not certain. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet most of our needs, while additional financing may be required.

Cash flows provided by (used in):

                                                                      Six Months Ended
                                                                          June 30,
                                                        --------------------------------------------
                                                               2002                     2001
                                                        ------------------       -------------------
Operating activities                                 $             378,886     $             343,195
Investing activities                                              (452,278)                 (344,792)
Financing activities                                              (467,593)                 (161,973)
                                                        ------------------       -------------------

     Net decrease in cash and equivalents            $            (540,985)    $            (163,570)
                                                        ==================       ===================

Net cash provided by operating activities increased approximately $36,000, or 10%, for the six months ended June 30, 2002, as compared to the same period in 2001. This increase was primarily a result of an increase in depreciation and amortization, as well as the change in other liabilities, partially offset by an increased net loss.

Net cash used in investing activities increased approximately $107,000, or 31%, for the six months ended June 30, 2002 as compared to the same period in 2001. The increase is primarily the result of increased capital expenditures, primarily for tenant improvements and clubhouse renovations at The Willows of Plainview II.

Net cash used in financing activities increased approximately $306,000 for the six months ended June 30, 2002, as compared to the same period in 2001, primarily as a result of a decrease of funds drawn on the Lakeshore Business Center Phase III loan and continued principal payments on the mortgages at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

Due to the fact that no distributions were paid during the six months ended June 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

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

As of June 30, 2002, we have a commitment for approximately $36,000 for tenant improvements on 5,247 square feet at Lakeshore Business Center Phase I and approximately $79,000 for tenant improvements on 29,756 square feet at Lakeshore Business Center Phase II. We also have a commitment for approximately $57,000 for tenant improvements on 8,071 square feet at Commonwealth Business Center II. The tenant improvements will be funded in 2002 from additional financing and existing working capital.

As of June 30, 2002 we anticipate making certain building improvements during 2002 totaling approximately $235,000, which will be funded from additional financing and existing working capital. These improvements including replacing the roofs at Lakeshore Business Center Phase I ($200,000) and parking lot repairs and HVAC replacements at Commonwealth Business Center II

($35,000). Management reassessed the useful lives of the existing roofs at Lakeshore Business Center Phase I and has adjusted them accordingly.

Future liquidity will be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

We have no other material commitments for renovations or capital improvements as of June 30, 2002.

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

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $1,840,607 mortgage payable on Lakeshore Business Center Phase III and the $14,732 and $1,455 notes payable on The Willows of Plainview Phase II. At June 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $406,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage and notes by approximately $18,000 annually.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:

      99.1     Certification of Chief Executive Officer of the General Partner
      99.2     Certification of Chief Financial Officer of the General Partner

b)   Reports on Form 8-K:

      Form 8-K was filed on May 29, 2002 to report in Item 4 that we have elected to change our independent public accountant. This Form 8-K was amended on June 12, 2002.

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

Date: August 14, 2002