Form 10-Q
period 2002-09-30
NTS PROPERTIES V
filed 2002-11-14
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2002
	and December 31, 2001	3

	Consolidated Statement of Partners' Equity
	as of September 30, 2002	3

	Consolidated Statements of Operations for the Three Months
	and Nine Months Ended September 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

Certifications		25-26

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                     As of                       As of
                                                                 September 30,                December 31,
                                                                     2002                        2001*
                                                              --------------------        --------------------
                                                                  (UNAUDITED)
ASSETS
------
Cash and equivalents                                        $              758,943      $              682,448
Cash and equivalents - restricted                                          390,392                     120,424
Accounts receivable, net of allowance for doubtful
  accounts of $9,116 at September 30, 2002 and $0 at
  December 31, 2001                                                        334,187                     237,700
Land, buildings and amenities, net                                      21,061,613                  21,435,471
Other assets                                                               825,343                     792,410
                                                              --------------------        --------------------

      TOTAL ASSETS                                          $           23,370,478      $           23,268,453
                                                              ====================        ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                                 $           13,834,123      $           13,792,816
Accounts payable                                                           538,814                     586,621
Security deposits                                                          194,832                     214,132
Other liabilities                                                          593,439                     117,440
                                                              --------------------        --------------------

      TOTAL LIABILITIES                                                 15,161,208                  14,711,009

MINORITY INTEREST                                                          998,720                     879,371

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                         7,210,550                   7,678,073
                                                              --------------------        --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $           23,370,478      $           23,268,453
                                                              ====================        ====================

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                       Limited              General
                                                      Partners              Partner                Total
                                                 -------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $          30,582,037 $                100 $         30,582,137
Net (loss) income - prior years                           (5,121,151)              62,069           (5,059,082)
Net loss - current year                                     (462,848)              (4,675)            (467,523)
Cash distributions declared to date                      (16,641,480)            (168,177)         (16,809,657)
Repurchase of limited partnership Interests               (1,035,325)                  --           (1,035,325)
                                                 -------------------   ------------------    -----------------

BALANCES AT SEPTEMBER 30, 2002                 $           7,321,233 $           (110,683)$          7,210,550
                                                 ===================   ==================    =================

*     Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the
       Securities and Exchange Commission on April 1, 2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2002           2001           2002            2001
                                               -------------  -------------  -------------   -------------
REVENUES
--------
Rental income                                 $    1,274,980 $    1,297,257 $    3,788,652  $    3,803,804
Interest and other income                              4,021         15,185         25,385          51,085
Gain on sale of assets                                   280             --            559              --
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                1,279,281      1,312,442      3,814,596       3,854,889
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                   386,282        325,569      1,073,576       1,079,380
Operating expenses - affiliated                      166,703        137,214        515,830         454,356
Loss on disposal of assets                             4,657             --         60,029           2,518
Interest expense                                     260,086        282,093        782,575         865,251
Management fees                                       71,884         72,402        213,859         214,072
Real estate taxes                                    182,728        181,684        435,561         441,767
Professional and administrative expenses              57,523         27,864        134,576          87,560
Professional and administrative expenses -
  affiliated                                          38,343         45,064        120,250         121,633
Depreciation and amortization                        332,852        323,330      1,001,200         917,817
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                1,501,058      1,395,220      4,337,456       4,184,354
                                               -------------  -------------  -------------   -------------

Loss before minority interest                       (221,777)       (82,778)      (522,860)       (329,465)
Minority interest                                    (25,986)       (12,228)       (55,337)        (42,564)
                                               -------------  -------------  -------------   -------------

Net loss                                      $     (195,791)$      (70,550)$     (467,523) $     (286,901)
                                               =============  =============  =============   =============

Net loss allocated to the limited partners    $     (193,833)$      (69,845)$     (462,848) $     (284,032)
                                               =============  =============  =============   =============

Net loss per limited partnership Interest     $        (6.35)$        (2.29)$       (15.16) $        (9.31)
                                               =============  =============  =============   =============
Weighted average number of limited
  partnership Interests                               30,521         30,521         30,521          30,521
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                               ----------------------------------------------
                                                                      2002                       2001
                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                     $            (467,523)     $            (286,901)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Provision for doubtful accounts                                         21,341                         --
    Write-off of uncollectible accounts receivable                         (12,225)                        --
    Loss on disposal of assets                                              60,029                      2,518
    Gain on sale of assets                                                    (559)                        --
    Depreciation and amortization                                        1,184,635                  1,085,619
    Minority interest loss                                                 (55,337)                   (42,564)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                   (269,968)                  (359,662)
      Accounts receivable                                                 (105,603)                   (59,755)
      Other assets                                                        (217,219)                  (201,872)
      Accounts payable                                                     (47,807)                   112,872
      Security deposits                                                    (19,300)                   (10,272)
      Other liabilities                                                    475,999                    391,071
                                                               -------------------        -------------------

     Net cash provided by operating activities                             546,463                    631,054
                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                (681,995)                  (452,480)
Proceeds from sale of land, buildings and amenities                            559                         --
Joint Ventures, net                                                        174,686                     63,340
                                                               -------------------        -------------------

     Net cash used in investing activities                                (506,750)                  (389,140)
                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages and notes payable                                  955,974                    412,876
Principal payments on mortgages and notes payable                         (914,667)                  (816,785)
Additions to loan costs                                                     (4,525)                    (1,350)
                                                               -------------------        -------------------

     Net cash provided by (used in) financing activities                    36,782                   (405,259)
                                                               -------------------        -------------------

     Net increase (decrease) in cash and equivalents                        76,495                   (163,345)

CASH AND EQUIVALENTS, beginning of period                                  682,448                  1,096,857
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             758,943      $             933,512
                                                               ===================        ===================

Interest paid on a cash basis                                $             743,388      $             830,956
                                                               ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V's (the "Partnership") 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in this property and joint ventures.

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

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of

September 30, 2002, approximately $430,000 of said investment was included in cash and cash equivalents.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2002 did not result in an impairment loss.

Note 7 - Tender Offer

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002.

On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002.

ORIG's tender offer expired September 9, 2002. A total of 1,586 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $364,780. We did not participate in this tender offer.

Detailed information on ORIG's tender offer, including the amendment to the offer and the final results of the offer, is available from the various filings made by ORIG with the Securities and Exchange Commission in connection with the offer.

Note 8- Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                           September 30,             December 31,
                                                                2002                     2001
                                                         ------------------       ------------------
Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.125%, due August 1, 2008,
secured by land and a building.                         $         3,689,884      $         4,043,630

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.125%, due August 1, 2008,
secured by land and buildings.                                    3,429,601                3,758,395

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.2%, due January 5, 2013,
secured by land, buildings and amenities.                         2,536,421                2,657,319

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.2%, due January 5, 2013,
secured by land, buildings and amenities.                         1,514,862                1,587,068

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
currently  4.17%, due on September 8, 2003, secured
by land and a building.                                           1,852,149                1,720,475

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR one-month rate plus
2.75%, currently 4.57%, due on August 1, 2003,
secured by land and a building.                                     800,000                       --

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due April 5, 2003.  At
September 30, 2002, the interest rate was 6.0%.                      10,199                   23,599

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due April 5, 2003.  At
September 30, 2002, the interests rate was  6.0%.                     1,007                    2,330
                                                         ------------------       ------------------

                                                        $        13,834,123      $        13,792,816
                                                         ==================       ==================

As of September 30, 2002, the fair value of long-term debt is approximately $14,376,000, based on the borrowing rates currently available to us for mortgages and notes with similar terms and average maturities.

We expect to refinance outstanding balances on any mortgage loans or notes payable coming due in the next twelve months.

Note 9 - Reclassification of 2001 Financial Statements

Certain reclassifications have been made to the September 2001 financial statements to conform to the September 2002 classifications. These reclassifications have no effect on previously reported operations.

Note 10 - Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                      Nine Months Ended
                                                                        September 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------

Property management fees                               $            213,859    $             214,072
                                                         ------------------      -------------------

Property management                                                 338,476                  268,453
Leasing                                                             105,447                  116,115
Administrative - operating                                           71,162                   66,679
Other                                                                   745                    3,109
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          515,830                  454,356
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated               120,250                  121,633
                                                         ------------------      -------------------

Repairs and maintenance fee                                          31,547                   23,951
Leasing commissions                                                  77,760                   77,066
Construction management                                               6,060                       --
                                                         ------------------      -------------------

     Total related party transactions capitalized                   115,367                  101,017
                                                         ------------------      -------------------

Total related party transactions                       $            965,306    $             891,078
                                                         ==================      ===================

Note 11 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at September 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the nine months ended September 30, 2002, our share of these legal costs was approximately $48,000, which was expensed.

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q (see Note 13 - Subsequent Event).

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Note 12 - Segment Reporting

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

                                                  Three Months Ended September 30, 2002
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           318,523 $          956,457  $        1,274,980
Interest and other income                              507              2,829               3,336
Gain on sale of assets                                 280                 --                 280
                                        ------------------  -----------------   -----------------

     Total net revenues                $           319,310 $          959,286  $        1,278,596
                                        ==================  =================   =================

Operating expenses and operating
  expenses -affiliated                 $           150,129 $          404,956  $          555,085
Loss on disposal of assets                              --              4,657               4,657
Interest expense                                    74,013            180,982             254,995
Management fees                                     16,131             55,753              71,884
Real estate taxes                                   16,333            166,395             182,728
Depreciation and amortization                       57,331            270,867             328,198
                                        ------------------  -----------------   -----------------

     Total expenses                                313,937          1,083,610           1,397,547
                                        ==================  =================   =================

     Net income (loss)                 $             5,373 $         (124,324) $         (118,951)
                                        ==================  =================   =================

                                                  Three Months Ended September 30, 2001
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           322,822 $          974,435  $        1,297,257
Interest and other income                             (356)             9,448               9,092
                                        ------------------  -----------------   -----------------

     Total net revenues                $           322,466 $          983,883  $        1,306,349
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           127,346 $          335,437  $          462,783
Interest expense                                    78,939            198,063             277,002
Management fees                                     16,619             55,783              72,402
Real estate taxes                                   16,425            165,259             181,684
Depreciation and amortization                       55,532            263,144             318,676
                                        ------------------  -----------------   -----------------

     Total expenses                                294,861          1,017,686           1,312,547
                                        ==================  =================   =================

     Net income (loss)                 $            27,605 $          (33,803) $           (6,198)
                                        ==================  =================   =================

                                                  Nine Months Ended September 30, 2002
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           901,108 $        2,887,544  $        3,788,652
Interest and other income                            1,430             21,255              22,685
Gain on sale of assets                                 559                 --                 559
                                        ------------------  -----------------   -----------------

     Total net revenues                $           903,097 $        2,908,799  $        3,811,896
                                        ==================  =================   =================

Operating expenses and operating
  expenses -affiliated                 $           448,739 $        1,142,667  $        1,591,406
Loss on disposal of assets                          55,372              4,657              60,029
Interest expense                                   225,756            541,547             767,303
Management fees                                     46,299            167,560             213,859
Real estate taxes                                   49,000            386,561             435,561
Depreciation and amortization                      168,660            818,576             987,236
                                        ------------------  -----------------   -----------------

     Total expenses                                993,826          3,061,568           4,055,394
                                        ==================  =================   =================

     Net loss                          $           (90,729)$         (152,769) $         (243,498)
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
                                        ==================  =================   =================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                     Three Months Ended
                                                                        September 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
NET REVENUES
------------
Total revenues for reportable segments                 $          1,278,596    $           1,306,349
Other income for Partnership                                            685                    6,093
                                                         ------------------      -------------------

     Total consolidated net revenues                   $          1,279,281    $           1,312,442
                                                         ==================      ===================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments             $            555,085    $             462,783
Operating expenses for Partnership                                   (2,100)                      --
                                                         ------------------      -------------------

     Total operating expenses                          $            552,985    $             462,783
                                                         ==================      ===================

INTEREST EXPENSE
----------------
Interest expense for reportable segments               $            254,995    $             277,002
Interest expense for Partnership                                      5,091                    5,091
                                                         ------------------      -------------------

     Total interest expense                            $            260,086    $             282,093
                                                         ==================      ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                                  $            328,198    $             318,676
Depreciation and amortization for Partnership                         4,654                    4,654
                                                         ------------------      -------------------

     Total depreciation and amortization               $            332,852    $             323,330
                                                         ==================      ===================

NET LOSS
--------
Total net loss for reportable segments                 $           (118,951)   $              (6,198)
Net loss for Partnership                                           (102,826)                 (76,580)
Minority interest                                                    25,986                   12,228
                                                         ------------------      -------------------

     Total net loss                                    $           (195,791)   $             (70,550)
                                                         ==================      ===================

                                                                      Nine Months Ended
                                                                        September 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
NET REVENUES
------------
Total revenues for reportable segments                 $          3,811,896    $           3,826,726
Other income for Partnership                                          2,700                   28,163
                                                         ------------------      -------------------

     Total consolidated net revenues                   $          3,814,596    $           3,854,889
                                                         ==================      ===================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments             $          1,591,406    $           1,533,736
Operating expenses for Partnership                                   (2,000)                      --
                                                         ------------------      -------------------

     Total operating expenses                          $          1,589,406    $           1,533,736
                                                         ==================      ===================

INTEREST EXPENSE
----------------
Interest expense for reportable segments               $            767,303    $             849,979
Interest expense for Partnership                                     15,272                   15,272
                                                         ------------------      -------------------

     Total interest expense                            $            782,575    $             865,251
                                                         ==================      ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                                  $            987,236    $             903,853
Depreciation and amortization for Partnership                        13,964                   13,964
                                                         ------------------      -------------------

     Total depreciation and amortization               $          1,001,200    $             917,817
                                                         ==================      ===================

NET LOSS
--------
Total net loss for reportable segments                 $           (243,498)   $            (119,199)
Net loss for Partnership                                           (279,362)                (210,266)
Minority interest                                                    55,337                   42,564
                                                         ------------------      -------------------

     Total net loss                                    $           (467,523)   $            (286,901)
                                                         ==================      ===================
Note 13 - Subsequent Event

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order overruling the demurrer of our General Partner, the general partner of a limited partnership affiliated with us, and two other entities and one individual affiliated with us. On the same date the court sustained the demurrer of the general partners of three limited partnerships affiliated with us. These three limited partners are no longer parties to the lawsuit. The individuals and entities whose demurrer was overruled, including our General Partner, remain parties to the lawsuit and intend to continue to vigorously defend it. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q (see Note 11 - Commitments and Contingencies).

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
Occupancy Levels

The occupancy levels at our properties and joint ventures as of September 30, 2002 and 2001 were as follows:

                                                                        Nine Months Ended
                                                                          September 30,
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

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

The Willows of Plainview Phase II (90.30%) (1)                     93%                      81%
Lakeshore Business Center Phase I (81.19%) (1) (2)                 80%                      85%
Lakeshore Business Center Phase II (81.19%) (1) (2)                85%                      86%
Lakeshore Business Center Phase III (81.19%) (3)                   37%                      28%
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

The average occupancy levels at our properties and joint ventures during the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                              Three Months                    Nine Months
                                                                  Ended                          Ended
                                                              September 30,                  September 30,
                                                        -------------------------      -------------------------
                                                           2002           2001            2002           2001
                                                        ----------     ----------      ----------     ----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II (1)                  77%            81%             79%            73%

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

The Willows of Plainview Phase II (90.30%) (1)             90%            86%             83%            85%
Lakeshore Business Center Phase I (81.19%) (1)             80%            86%             82%            83%
Lakeshore Business Center Phase II (81.19%)                85%            85%             85%            82%
Lakeshore Business Center Phase III (81.19%) (2)           37%            28%             36%            26%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                        -------------------------   ---------------------------
                                                           2002          2001           2002           2001
                                                        -----------   -----------   -------------  ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase II                $      129,770 $     148,928 $       413,487 $     438,096

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

The Willows of Plainview II (90.30%)                 $      319,310 $     322,466 $       903,097 $     950,890
Lakeshore Business Center Phase I (81.19%)           $      400,292 $     404,067 $     1,210,294 $   1,181,934
Lakeshore Business Center Phase II (81.19%)          $      355,482 $     377,153 $     1,068,140 $   1,096,082
Lakeshore Business Center Phase III (81.19%)         $       73,742 $      53,735 $       216,878 $     159,724
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

Results of Operations

If there has not been a material change in an item from September 30, 2001 to September 30, 2002, we have omitted any discussion concerning that item.

Interest and Other Income

Other income decreased approximately $11,000, or 74%, and $26,000, or 50%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily as a result of a decrease in cash reserves available for investment as a result of funding the Lakeshore University II Joint Venture capital contributions.

Operating Expenses

Operating expenses increased approximately $61,000, or 19%, for the three months ended September 30, 2002, as compared to the same period in 2001, primarily as the result of increased landscaping expense and repairs and maintenance at Lakeshore Business Center Phases I, II, and III and The Willows of Plainview Phase II.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $29,000, or 22%, and $61,000 or 14%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily as a result of increased personnel costs at Lakeshore Business Center Phases I, II, and III and The Willows of Plainview Phase II. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate the properties.

Loss on Disposal of Assets

The loss on disposal of assets for 2002 can be attributed to the retirement of assets at The Willows of Plainview Phase II as the result of clubhouse renovations and Lakeshore Business Center Phase I as the result of paint and carpet replacements. The 2001 retirements are primarily the result of exterior lighting replacements at The Willows of Plainview Phase II . The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest Expense

Interest expense decreased approximately $22,000, or 8%, and $83,000, or 10%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily a result of a decrease in funds drawn on the Lakeshore Business Center Phase III construction loan and continued principal payments on the debt of The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II. The decrease is partially offset by the short-term mortgage payable obtained on Commonwealth Business Center Phase II in August 2002.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $30,000 and $47,000, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily as a result of increased legal fees paid under and indemnification agreement with our General Partner.

Depreciation and Amortization

Depreciation and amortization increased approximately $83,000, or 9%, for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to management's change in the estimated useful life of all of the roof assets at Lakeshore Business Center Phase I. The estimated useful life was reduced from 30 years to 16.5 years in anticipation of replacing the roofs in 2003. The aggregate cost of our properties for federal tax purposes is approximately $40,909,000.

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

Cash flows provided by (used in):

                                                                     Nine Months Ended
                                                                       September 30,
                                                        --------------------------------------------
                                                               2002                     2001
                                                        ------------------       -------------------
Operating activities                                 $             546,463     $             631,054
Investing activities                                              (506,750)                 (389,140)
Financing activities                                                36,782                  (405,259)
                                                        ------------------       -------------------

     Net change in cash and equivalents              $              76,495     $            (163,345)
                                                        ==================       ===================

Net cash provided by operating activities decreased approximately $85,000, or 13%, for the nine months ended September 30, 2002, as compared to the same period in 2001. This decrease was primarily a result of the change in accounts payable, partially offset by the loss on disposal.

Net cash used in investing activities increased approximately $118,000, or 30%, for the nine months ended September 30, 2002 as compared to the same period in 2001. The increase is primarily the result of increased capital expenditures, primarily for clubhouse renovations at The Willows of Plainview Phase II and tenant improvements.

Net cash provided by financing activities increased approximately $442,000 for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily as a result of an increase in proceeds from the short-term mortgage on Commonwealth Business Center Phase II.

Due to the fact that no distributions were paid during the nine months ended September 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

We anticipate having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund the operations of the L/U II Joint Venture.

Currently, our plans for renovations and other major capital expenditures include tenant improvements at our properties as required by lease negotiations at our commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements are expected to be funded by cash flow from operations, cash reserves or additional financing where necessary.

As of September 30, 2002 we have a commitment for approximately $47,000 at Lakeshore Business Center Phase II for tenant improvements, which will be funded from additional financing and existing working capital. We also anticipate replacing the roofs at Lakeshore Business Center Phase I in 2003, which is expected to cost approximately $200,000. Management reassessed the useful lives of the existing roofs at Lakeshore Business Center Phase I and adjusted them accordingly.

We have no other material commitments for renovations or capital improvements as of September 30, 2002.

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

Across the United States there have been recent reports of lawsuits against owners and managers of multi-family and commercial properties asserting claims of personal injury and property damage caused by the asserted presence of mold and other microbial organisms in residential units and commercial space. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We have not, at present, been named as a defendant in any lawsuit that has alleged the presence of mold or other microbial organisms. Prior to September 13, 2002, we were insured against claims arising from the presence of mold due to water intrusion. However, since September 13, 2002, certain of our insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold, although certain of our insurance carriers do provide some coverage for personal injury claims. We are in the process of implementing protocols and procedures to prevent the build-up of mold and other microbial organisms in our properties, and are in the process of implementing more stringent maintenance, housekeeping and notification requirements for tenants in our properties. We believe that these measures will eliminate, or at least, minimize any effect that mold or other microbial organisms could have on our tenants. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, we can make no assurance that liabilities resulting from the presence of, or exposure to, mold or other microbial organisms will not have a material adverse effect on our consolidated financial condition or results of operations and our subsidiaries taken as a whole.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and

creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences, such as the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $1,852,149 mortgage payable on Lakeshore Business Center Phase III, the $800,000 mortgage payable on Commonwealth Business Center Phase II, and the $10,199 and $1,007 notes payable on The Willows of Plainview Phase II. At September 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $419,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgages and notes by approximately $27,000 annually.

Item 4 - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the General Partner of our General Partner, have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order overruling the demurrer of our General Partner, the general partner of a limited partnership affiliated with us, and two other entities and one individual affiliated with us. On the same date the court sustained the demurrer of the general partners of three limited partnerships affiliated with us. These three limited partners are no longer parties to the lawsuit. The individuals and entities whose demurrer was overruled, including our General Partner, remain parties to the lawsuit and intend to continue to vigorously defend it. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 6 - Exhibits and Reports on Form 8-K

a)     Exhibits:
       99.1   Certification of Chief Executive Officer and Chief Financial Officer.

b)     Reports on Form 8-K:
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP

By:	NTS-Properties Associates V,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, J.D. Nichols, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties V, a Maryland Limited Partnership;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/     J.D. Nichols

Chief Executive Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates V, General Partner of NTS-Properties V, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties V, a Maryland Limited Partnership;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/      Gregory A. Wells

Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates V, General Partner of NTS-Properties V, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.