Form 10-K
period 2002-12-31
NTS PROPERTIES V
filed 2003-03-31
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13400

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

10172 Linn Station Road
61-1051452	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code: (502) 426-4800

Maryland
(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2
of the Securities Exchange Act of 1934).                                                Yes [  ]           No [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-13
Item 3.	Legal Proceedings	14-15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Registrant's Limited Partnership Interests
	and Related Partner Matters	16
Item 6.	Selected Financial Data	17-18
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-26
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28-46
Item 9.	Change in and Disagreements with Accountants on
	Accounting and Financial Disclosure	47

PART III

Item 10.	Directors and Executive Officers of the Registrant	48-49
Item 11.	Management Remuneration and Transactions	49
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	50
Item 13.	Certain Relationships and Related Transactions	50-51
Item 14.	Controls and Procedures	51

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and
	Reports on Form 8-K	52-56
Signatures		57
Certifications		58-59

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the "safe harbor" provisions established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties V, a Maryland limited partnership (the "Partnership"), is a limited partnership organized under the laws of the state of Maryland on April 30, 1984. The General Partner is NTS- Properties Associates V, a Kentucky limited partnership (the "General Partner"). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2002, the Partnership owned the following properties and joint venture interests listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in this property and these joint ventures:

  Commonwealth Business Center Phase II, a business center with approximately 66,000 net rentable square feet located in Louisville, Kentucky, constructed by us.

  A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties IV, an affiliate of our General Partner. Our percentage interest in the joint venture was 90.30% on December 31, 2002.

  A joint venture interest in the Lakeshore/University II Joint Venture (the "L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23,1995 among us and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 81.19% on December 31, 2002.

A description of the properties owned by the L/U II Joint Venture as of December 31, 2002 appears below:

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

We or the joint ventures in which we are a partner have a fee title interest in the above properties. While we believe that our properties are adequately covered by property insurance, there is a risk that unknown mold and other microbial damage may not be covered by our insurance. Please see Part II, Item 7 for a discussion of this potential liability.

As of December 31, 2002, our properties or joint ventures were encumbered by mortgages as shown in the table below:

                                                 Interest         Maturity              Balance
Property                                           Rate             Date              on 12/31/02
-------------------------------------------  -----------------  ------------       -----------------
The Willows of Plainview Phase II                  7.20%          01/05/13   (1)  $        2,494,654
The Willows of Plainview Phase II                  7.20%          01/05/13   (1)  $        1,489,917
Lakeshore Business Center Phase I                 8.125%          08/01/08   (2)  $        3,315,490
Lakeshore Business Center Phase II                8.125%          08/01/08   (2)  $        3,567,113
Lakeshore Business Center Phase III            LIBOR + 2.30%      09/08/03   (3)  $        1,844,049
Commonwealth Business Center Phase II          LIBOR + 2.75%      08/01/03   (4)  $          800,000

(1)  Current monthly principal payments are based upon a 15-year amortization schedule.  At maturity, we believe the mortgages will have been repaid based on the current rate of amortization.
(2)  Current monthly principal payments are based upon a 12-year amortization schedule.  At maturity, we believe the mortgages will have been repaid based on the current rate of amortization.
(3)  The construction loan for Lakeshore Business Center Phase III required interest payments only through September
     2001.  Principal payments were required starting October 2001.  We anticipate replacing the construction loan with permanent financing at or before its maturity.
(4)  The short term mortgage for Commonwealth Business Center Phase II requires interest payments only through
     August 2003.  We anticipate replacing the short term mortgage with additional financing at or before its maturity.

Financial Information About Industry Segments

We are engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners' capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see "Potential Consolidation" later in this section for a discussion of our potential consolidation with other affiliated entities.

Description of Real Property

Commonwealth Business Center Phase II

As of December 31, 2002, there were 10 tenants leasing space aggregating approximately 48,000 square feet of rentable area at Commonwealth Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase II are professional service entities. The principal occupations/professions practiced include engineering and an encoding center. Two tenants individually lease more than 10% of Commonwealth Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 73% (2002), 81% (2001), 73% (2000), 86% (1999) and 79% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2002.

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration            Net Rentable Area               per Square Foot
-------------------------------     ------------------    --------------------------     --------------------------
               1                           2011                 13,846 (21.1%)                     $ 7.50
               2                           2004                 11,674 (17.8%)                     $ 7.15

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.
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

Monthly rental rates at The Willows of Plainview Phase II start at $699 for one-bedroom apartments, $959 for two-bedroom apartments and $1,079 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 89% (2002), 74% (2001), 89% (2000), 87% (1999) and 92% (1998). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase I

As of December 31, 2002, there were 30 tenants leasing space aggregating approximately 73,000 square feet of the rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service entities. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31, were 71% (2002), 89% (2001), 85% (2000), 73% (1999) and 85% (1998). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase II

As of December 31, 2002, there were 20 tenants leasing space aggregating approximately 79,000 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, utilities, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service entities. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 81% (2002), 82% (2001), 86% (2000), 72% (1999) and 79% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning a major tenant lease in effect on December 31, 2002:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration            Net Rentable Area               per Square Foot
-------------------------------     ------------------    --------------------------     --------------------------
               1                           2008                 27,868 (28.8%)                     $9.75

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.
Lakeshore Business Center Phase III

As of December 31, 2002, there were three tenants leasing space aggregating approximately 15,000 square feet of the rentable area at Lakeshore Business Center Phase III. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy space at Lakeshore Business Center Phase III are professional service entities. The principal occupations/professions practiced are insurance services and telecommunications. The building was constructed in the year 2000. The occupancy levels at the business center as of December 31 were 37% (2002), 28% (2001) and 12% (2000). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2002:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration            Net Rentable Area               per Square Foot
-------------------------------     ------------------    --------------------------     --------------------------
               1                           2006                  4,689 (12.0%)                     $14.15
               2                           2006                  6,190 (15.8%)                     $14.04

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.
Additional Operating Data

Additional operating data regarding our properties is furnished in the following table.

                                                        Federal            Property             Annual
                                                       Tax Basis           Tax Rate         Property Taxes
                                                   ------------------  -----------------  ------------------
Wholly-Owned Properties
Commonwealth Business Center Phase II             $         4,822,032       .010850      $            34,177

Joint Venture Properties
The Willows of Plainview II                                 8,145,197       .010950                   65,768
Lakeshore Business Center Phase I                          10,549,904       .025064                  168,225
Lakeshore Business Center Phase II                         12,585,246       .025064                  187,967
Lakeshore Business Center Phase III                         4,729,434       .025064                   59,787

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

Joint Venture Investments

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

  September 30, 2028.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages on December 31, 2002 is $3,984,571 ($2,494,654 and $1,489,917). The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, we believe the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property. "Percentage Interest" means that percentage which the capital contributions of a partner bears to the aggregate capital contributions of all partners. Net income or loss is allocated between the partners in accordance with their respective percentage interests. Our ownership share was 90.30% on December 31, 2002, 2001 and 2000.

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

  December 31, 2030.

The properties of the L/U II Joint Venture are encumbered by mortgages payable as follows:

      Loan Balance
       on 12/31/02                     Encumbered Property
-------------------------  --------------------------------------------
  $        3,315,490       Lakeshore Business Center Phase I
  $        3,567,113       Lakeshore Business Center Phase II
  $        1,844,049       Lakeshore Business Center Phase III

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

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interest. The term "Net Cash Flow" means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners in accordance with their respective percentage interests pursuant to the joint venture agreements. Our ownership share was 81.19% on December 31, 2002, 2001 and 2000.

In June 2002, NTS-Properties Plus, one of the original members of the L/U II Joint Venture, merged into ORIG, LLC, an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus in the joint venture. See the information under the caption "Ownership of Joint Venture" in Part II, Item 7 of this Form 10-K.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. In the vicinity of The Willows of Plainview Phase II, there are three apartment communities scheduled to start construction in 2003. The first community will have approximately 300 units and is scheduled to break ground in Spring 2003. The second community will have approximately 500 units and is scheduled to begin construction in August 2003. The third community will have approximately 200 units and is expected to start construction some time in the late summer of 2003. The expected completion date for all three communities is unknown at this time. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property. See "Conflict of Interest."

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

As compensation for its services, NTS Development Company received a total of $283,677 in property management fees for the year ended December 31, 2002. $220,682 was received from the commercial properties and $62,995 was received from the residential property. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with our operations, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits and related employment expenses of personnel.

The term of the Agreement between NTS Development Company and us was for an initial period of five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2002, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner's judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner's duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our Internet website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $80,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the general partners of three limited partnerships affiliated with us. The effect of this ruling is that these three general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of our General Partner, the general partner of one other partnership affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled, including our General Partner, remain defendants in the lawsuit. Our General Partner believes the lawsuit is without merit, and is vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. We had 1,352 limited partners as of January 31, 2003. Cash distributions and allocations of income (loss) are made as described in Item 8 - Note 1D.

No distributions were paid during 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 - Selected Financial Data

Years ended December 31:

                                   2002              2001             2000             1999              1998
                              ---------------  ----------------  ---------------  ---------------  ----------------
Rental and other income      $      5,034,149 $       5,139,832 $      4,915,420 $      4,871,091 $       7,067,738
Gain on sale of property
  and assets                              559               101               --           71,439         5,364,026
Total expenses                      5,793,154         5,602,486        4,963,750        5,033,030         6,924,566
                              ---------------  ----------------  ---------------  ---------------  ----------------

Income (loss) before
  minority interest and
  extraordinary item         $       (758,446)$        (462,553)$        (48,330)$        (90,500)$       5,507,198
Minority interest                     (74,459)          (52,034)         (10,123)         (11,230)          203,291
                              ---------------  ----------------  ---------------  ---------------  ----------------
Income (loss) after
  minority interest before
  extraordinary item                 (683,987)         (410,519)         (38,207)         (79,270)        5,303,907

Extraordinary item                         --                --               --               --        (1,307,864)
                              ---------------  ----------------  ---------------  ---------------  ----------------

Net income (loss)            $       (683,987)$        (410,519)$        (38,207)$        (79,270)$       3,996,043
                              ===============  ================  ===============  ===============  ================

Net income (loss)
  allocated to:
    General Partner          $         (6,840)$          (4,105)$           (382)$           (793)$          39,961
    Limited partners         $       (677,147)$        (406,414)$        (37,825)$        (78,477)$       3,956,082

Net income (loss) per
  limited partnership
  interest                   $         (22.19)$          (13.32)$          (1.24)$          (2.39 $          114.89

Weighted average number
  of limited partnership
  interests                            30,521            30,521           30,620           32,861            34,433

Cumulative net income
  (loss) allocated to:
    General Partner          $         55,229 $          62,069 $         66,174 $         66,556 $          67,349
    Limited partners         $     (5,798,298)$      (5,121,151)$     (4,714,737)$     (4,676,912)$      (4,598,435)

Cumulative taxable
  income (loss) allocated to:
    General Partner          $        156,787 $         158,336 $        165,329 $        146,496 $         189,030
    Limited partners         $     (7,701,424)$      (6,706,294)$     (5,864,636)$     (5,723,508)$      (3,720,315)

Distributions declared:
  General Partner            $             -- $              -- $             -- $         12,649 $              --
  Limited partners           $             -- $              -- $             -- $      1,252,275 $              --

Cumulative distributions
  declared:
    General Partner          $        168,176 $         168,176 $        168,176 $        168,176 $         155,527
    Limited partners         $     16,641,479 $      16,641,479 $     16,641,479 $     16,641,479 $      15,389,204

At year end:
  Land, buildings and
  amenities, net             $     20,764,422 $      21,435,471 $     22,074,949 $     19,908,042 $      21,132,411

Total assets                 $     22,185,284 $      23,268,453 $     24,186,003 $     23,880,328 $      26,670,378

Mortgages and notes
  payable                    $     13,517,370 $      13,792,816 $     14,436,464 $     14,143,157 $      15,073,762

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

Critical Accounting Policies

Our most critical business assumption is that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected.

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows and occupancy. We recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the consolidated financial statements in 2002.

Occupancy Levels

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase II (1)(2)                     73%            81%            73%

Joint Venture Properties
(Ownership % on December 31, 2002)
The Willows of Plainview Phase II (90.30%)(1)                    89%            74%            89%
Lakeshore Business Center Phase I (81.19%)(2)                    71%            89%            85%
Lakeshore Business Center Phase II (81.19%)(1)(2)                81%            82%            86%
Lakeshore Business Center Phase III (81.19%)(3)                  37%            28%            12%

(1)  Current occupancy levels are considered adequate to continue operation of our properties, with the exception of
     Lakeshore Business Center Phases I and III.
(2)  In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3)  We expect occupancy levels to stabilize near those of Phase II over the next year, as Phase III completes its lease up phase of operations.

The average occupancy levels at our properties and joint ventures for the years ended December 31 were as follows:

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                            77%            75%            83%

Joint Venture Properties
(Ownership % on December 31, 2002)
The Willows of Plainview Phase II (90.30%)                       85%            83%            92%
Lakeshore Business Center Phase I (81.19%)(1)                    80%            85%            78%
Lakeshore Business Center Phase II (81.19%)                      84%            82%            86%
Lakeshore Business Center Phase III (81.19%)(2)                  36%            26%            12%

(1)  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2)  We expect occupancy levels to stabilize near those of Phases I and II over the next year, as Phase III completes its lease up phase of operations.

Rental and Other Income

The rental and other income generated by our properties and joint ventures for the years ended December 31 were as follows:

                                                                2002             2001              2000
                                                            -------------    -------------    --------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                     $       544,644  $      580,976  $        636,495

Joint Venture Properties
(Ownership % on December 31, 2002)
The Willows of Plainview Phase II (90.30%)                $     1,227,435  $    1,243,571  $      1,318,620
Lakeshore Business Center Phase I (81.19%)                $     1,568,755  $    1,608,506  $      1,404,217
Lakeshore Business Center Phase II (81.19%)               $     1,399,961  $    1,460,407  $      1,414,306
Lakeshore Business Center Phase III (81.19%)              $       290,620  $      214,053  $          5,123
Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, ("ORIG") an affiliate of our General Partner. ORIG is the surviving entity as a result of this merger. NTS-Properties V continues to hold a 81.19% interest in the L/U II Joint Venture after the completion of the NTS- Properties Plus Ltd./ORIG Merger. ORIG now holds a 7.69% interest in the L/U II Joint Venture.

Results of Operations for 2000, 2001 and 2002

The following table of segment data is provided:

                                                                             2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,227,435 $       3,803,980 $          3,293 $       5,034,708
Operating expense                                      593,838         1,551,296           (2,000)        2,143,134
Interest expense                                       298,498           720,638           20,362         1,039,498
Depreciation and amortization                          226,011         1,094,496           18,619         1,339,126
Net loss                                               (75,047)         (248,447)        (360,493)         (683,987)

                                                                             2001
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,243,571 $       3,863,942 $         32,420 $       5,139,933
Operating expense                                      587,947         1,525,985            2,000         2,115,932
Interest expense                                       317,072           798,266           20,362         1,135,700
Depreciation and amortization                          221,236         1,014,017           18,619         1,253,872
Net loss                                               (12,115)         (136,911)        (261,493)         (410,519)

                                                                             2000
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,318,620 $       3,460,141 $        136,659 $       4,915,420
Operating expense                                      515,038         1,204,749               --         1,719,787
Interest expense                                       332,422           653,248           20,362         1,006,032
Depreciation and amortization                          215,555           810,149           18,839         1,044,543
Net income (loss)                                       78,063            68,694         (184,964)          (38,207)

Several general trends have affected our recent operating results. Net revenues for residential have decreased slightly due to lower average occupancy at The Willows of Plainview Phase II, while commercial net revenues have increased slightly due to overall occupancy gains at Lakeshore Business Center. Operating expenses increased from 2000 levels primarily due to increased insurance expense. Interest expense essentially remained level while depreciation and amortization increased primarily as a result of the completion of Lakeshore Business Center Phase III.

If there has not been a material change in a particular line item on the Statements of Operations from one year to the next, we have omitted any discussion concerning that individual line item.

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

Interest and Other Income

Interest and other income includes income earned from short-term investments made by us with cash reserves. Interest income decreased approximately $96,000, or 61%, from 2000 to 2001, as a result of a decrease in cash reserves available for investment.

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

Loss on Disposal of Assets

The 2000 loss on disposal of assets can be attributed to the retirement of assets at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II which were not fully depreciated. The retirements were due to common area renovations at Lakeshore Business Center Phases I and II and wood and exterior renovations at The Willows of Plainview Phase II.

Interest Expense

Interest expense decreased approximately $96,000, or 9%, from 2001 to 2002, primarily due to regular principal payments on the mortgage at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II. Interest expense increased approximately $130,000, or 13%, from 2000 to 2001, primarily as a result of funds drawn on the Lakeshore Business Center Phase III construction loan.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $114,000, or 95%, from 2001 to 2002, primarily as a result of increased legal fees paid under and indemnification agreement with our General Partner.

Depreciation and Amortization Expense

Depreciation and amortization increased approximately $209,000, or 20%, from 2000 to 2001, primarily as a result of the Lakeshore Business Center Phase III construction completed in November 2000 resulting in building and land improvements capitalized in December 2000. Also contributing to the increase is the change in estimate, by management, of the useful lives of the Lakeshore Business Center Phase I roofs from 30 years to 16.5 years in anticipation of replacing the roofs. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $41,271,000.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2002.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Operating activities                                  $       335,459 $      751,273 $    1,105,897
Investing activities                                         (502,135)      (520,684)    (3,379,935)
Financing activities                                         (279,971)      (644,998)       175,167
                                                       --------------  -------------  -------------

     Net decrease in cash and equivalents             $      (446,647)$     (414,409)$   (2,098,871)
                                                       ==============  =============  =============

Net cash provided by operating activities decreased approximately $416,000, or 55%, from 2001 to 2002, primarily as a result of a decrease in accounts payable and a decrease in net operating results before non-cash items.

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

Net cash used in financing activities decreased approximately $365,000, or 57%, from 2001 to 2002, primarily as the result of an increase in proceeds from the short-term mortgage on Commonwealth Business Center Phase II, partially offset by continued principal payments on the mortgage at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

Net cash provided by financing activities decreased approximately $820,000 from 2000 to 2001, primarily due to fewer additions to the Lakeshore Business Center Phase III construction loan and continued principal payments on the mortgage at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

Due to the fact that no distributions were made during 2002, 2001 or 2000, the table which presents that portion of the distributions that represents a return of capital based on Accounting Principles Generally Accepted in the United States has been omitted.

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements, which are expected to total approximately $987,000. The agreement does not change any terms of the existing mortgage loans.

However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $ 757,000 and $ 814,000, respectively.

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of the Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000. We expect to use existing and new financing sources to make these expenditures. There can be no assurances that we will be successful in seeking new sources of financing for Lakeshore Business Center Phase III.

We have no other material commitments for renovations or capital improvements as of December 31, 2002.

We are making efforts to increase the occupancy levels at our properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are conducted by leasing agents that are employees of NTS Development Company in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. The leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III are managed by an employee of NTS Development Company. At The Willows of Plainview Phase II, we have an on-site leasing staff that are employees of NTS Development Company, who facilitate all on-site visits from potential tenants, make visits to local companies to promote fully furnished apartments, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company's marketing staff.

Leases at our commercial properties provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, provide limited protection to our operations from the impact of inflation and changing prices.

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

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $   13,517,370 $    3,926,320 $    2,875,481  $    3,367,678 $    3,347,891

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $   13,517,370 $    3,926,320 $    2,875,481  $    3,367,678 $    3,347,891
                                   =============  =============  =============   =============  =============

(1)  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

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
                                  ==============  =============  =============   =============  =============

(1)  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $1,844,049 mortgage payable on Lakeshore Business Center Phase III, the $800,000 mortgage payable on Commonwealth Business Center Phase II, and the various notes payable on The Willows of Plainview Phase II. On December 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $380,000 decrease in the fair value of all debt and would increase interest expense on the variable rate mortgages by approximately $27,000 for the year.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties V, a Maryland Limited Partnership:

We have audited the accompanying consolidated balance sheet of NTS-Properties V, a Maryland Limited Partnership (the Partnership) as of December 31, 2002, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Partnership and the consolidated financial statement schedule as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS-Properties V, a Maryland Limited Partnership as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
Report. This report has not been reissued by Andersen.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                  2002                2001
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          235,801  $          682,448
Cash and equivalents - restricted                                      74,602             120,424
Accounts receivable                                                   332,279             237,700
Land, buildings and amenities, net                                 20,764,422          21,435,471
Other assets                                                          778,180             792,410
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       22,185,284  $       23,268,453
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                $       13,517,370  $       13,792,816
Accounts payable                                                      268,940             586,621
Security deposits                                                     164,707             214,132
Other liabilities                                                     205,071             117,440
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                             14,156,088          14,711,009

MINORITY INTEREST                                                   1,035,110             879,371

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                    6,994,086           7,678,073
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       22,185,284  $       23,268,453
                                                            =================   =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                   2002           2001           2000
                                               -------------  -------------  -------------
REVENUES
Rental income                                 $    5,006,595 $    5,077,144 $    4,756,468
Gain on sale of assets                                   559            101             --
Interest and other income                             27,554         62,688        158,952
                                               -------------  -------------  -------------

     TOTAL REVENUES                                5,034,708      5,139,933      4,915,420

EXPENSES
Operating expenses                                 1,467,950      1,485,550      1,138,598
Operating expenses - affiliated                      675,184        630,382        581,189
Loss on disposal of assets                            70,531          2,978        195,722
Interest expense                                   1,039,498      1,135,700      1,006,032
Management fees                                      283,677        285,864        271,852
Real estate taxes                                    515,924        503,174        433,269
Professional and administrative expenses             233,440        119,679        143,324
Professional and administrative expenses -
  affiliated                                         167,824        185,287        149,221
Depreciation and amortization                      1,339,126      1,253,872      1,044,543
                                               -------------  -------------  -------------

    TOTAL EXPENSES                                 5,793,154      5,602,486      4,963,750

Loss before minority interest                 $     (758,446)$     (462,553)$      (48,330)
Minority interest                                    (74,459)       (52,034)       (10,123)
                                               -------------  -------------  -------------

Net loss                                      $     (683,987)$     (410,519)$      (38,207)
                                               =============  =============  =============

Net loss allocated to the limited partners    $     (677,147)$     (406,414)$      (37,825)
                                               =============  =============  =============

Net loss per limited  partnership interest    $       (22.19)$       (13.32)$        (1.24)
                                               =============  =============  =============

Weighted average number of limited
  partnership interests                               30,521         30,521         30,620
                                               =============  =============  =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                          Limited
                                         Partners'                Limited        General
                                         Interests               Partners        Partner          Total
                                       -------------           -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2000                   30,621          $    8,251,319 $      (101,520)$    8,149,799

   Net loss                                                          (37,825)           (382)       (38,207)

   Repurchase of limited partnership
     interests                                  (100)                (23,000)             --        (23,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2000                 30,521               8,190,494        (101,902)     8,088,592

   Net loss                                                         (406,414)         (4,105)      (410,519)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2001                 30,521               7,784,080        (106,007)     7,678,073

   Net loss                                                         (677,147)         (6,840)      (683,987)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2002                 30,521          $    7,106,933 $      (112,847)$    6,994,086
                                       =============           =============  ==============  =============

(1)  For the periods presented, there are no elements of other comprehensive income as defined by the Financial
     Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
     Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $     (683,987)$     (410,519)$       (38,207)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Gain on sale of assets                                           (559)          (101)             --
    Loss on disposal of assets                                     70,531          2,978         195,722
    Depreciation and amortization                               1,575,006      1,478,316       1,207,135
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            45,822        (72,035)         80,601
      Accounts receivable                                         (94,579)       (70,271)        (52,923)
      Other assets                                               (222,841)      (235,693)       (353,547)
      Accounts payable                                           (317,681)       219,463          13,861
      Security deposits                                           (49,425)       (12,959)         33,128
      Other liabilities                                            87,631        (95,872)         30,250
      Minority interest loss                                      (74,459)       (52,034)        (10,123)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    335,459        751,273       1,105,897
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of land and buildings                              559            233              --
Additions to land, buildings and amenities                       (732,892)      (598,936)     (3,386,394)
Minority interest                                                 230,198         78,019           6,459
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (502,135)      (520,684)     (3,379,935)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and notes payable                           955,974        466,551       1,300,327
Principal payments on mortgages and notes payable              (1,231,420)    (1,110,199)     (1,007,020)
Increase in loan costs                                             (4,525)        (1,350)        (95,140)
Repurchase of limited partnership interests                            --             --         (23,000)
                                                            -------------  -------------  --------------

     Net cash (used in) provided by financing activities         (279,971)      (644,998)        175,167
                                                            -------------  -------------  --------------

     Net decrease in cash and equivalents                        (446,647)      (414,409)     (2,098,871)

CASH AND EQUIVALENTS, beginning of year                           682,448      1,096,857       3,195,728
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      235,801 $      682,448 $     1,096,857
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      987,759 $    1,090,475 $     1,069,527
                                                            =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1 - Significant Accounting Policies

A) Organization

NTS-Properties V, a Maryland limited partnership (the "Partnership"), is a limited partnership organized on April 30, 1984. The General Partner is NTS-Properties Associates V, a Kentucky limited partnership. We are in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

B) Consolidation Policy

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
       104,000 net rentable square feet located in Fort Lauderdale, Florida.

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

A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
Net loss                                                   $     (683,987)$     (410,519)$       (38,207)
Items handled differently for tax purposes:
  Depreciation and amortization                                     2,716         41,063          18,893
  Rental income                                                   (27,140)       (31,684)         11,084
  Other                                                          (288,268)      (447,512)       (114,065)
                                                            -------------  -------------  --------------

Taxable loss                                               $     (996,679)$     (848,652)$      (122,295)
                                                            =============  =============  ==============
F) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2002, approximately $97,000 was transferred into the investment.

H) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents: 1) funds received for residential security deposits and 2) funds with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2002 did not result in an impairment loss.

J) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenue in accordance with each tenant's respective lease agreement. Certain of our lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income under these leases is included in accounts receivable and totaled $309,907 and $200,391 on December 31, 2002 and 2001, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2002, 2001 and 2000.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the consolidated financial statements in 2002.

Note 2 - Concentration of Credit Risk

We own and operate or have a joint venture investment in commercial properties in Louisville, Kentucky, and Ft. Lauderdale, Florida. We also have a joint venture investment in a residential property in Louisville, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Tender Offers

Between October 13, 1998 and December 31, 2001, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed five tender offers with the Securities and Exchange Commission. Through the five tender offers, we repurchased 3,473 Interests for $720,715 at a price ranging from $205 to $230 per Interest. ORIG purchased 7,783 Interests for $1,743,640 at a price ranging from $205 to $230 per Interest. ORIG did not participate in the second tender offer. We did not participate in the fifth tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002.

On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002.

ORIG's tender offer expired September 9, 2002. A total of 1,586 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $364,780. We did not participate in this tender offer.

Note 4- Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                                     2002                 2001
                                                ---------------     ----------------
Land and improvements                         $      10,648,510   $       10,643,419

Buildings, improvements and amenities                30,438,924           30,222,749
                                                ---------------     ----------------

                                                     41,087,434           40,866,168

   Less accumulated depreciation                     20,323,012           19,430,697
                                                ---------------     ----------------

                                              $      20,764,422   $       21,435,471
                                                ===============     ================

Note 5- Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

                                                                       2002              2001
                                                                  ---------------  ----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                  $      3,567,113 $       4,043,630

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1,  2008, secured by land and buildings.                         3,315,490         3,758,395

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.              2,494,654         2,657,319

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of  7.2%, due
January 5, 2013, secured by land, buildings and amenities.              1,489,917         1,587,068

Mortgage payable to a bank in monthly installments, bearing
interest at a variable rate based on LIBOR daily rate plus 2.3%, currently 4.17%, due on September 8, 2003, secured by land
and a building.                                                         1,844,049         1,720,475

Mortgage payable to a bank in monthly installments, bearing
interest at a variable rate based on LIBOR one-month rate plus
2.75%, currently 4.13%, due on August 1, 2003, secured by
land and a building.                                                      800,000                --

Note payable to a bank in monthly installments, bearing interest at the Prime Rate, but not less than 6%, due April 5, 2003.  On
December 31, 2002, the interest rate was 6%.                                5,595            23,599

Note payable to a bank in monthly installments, bearing interest at the Prime Rate, but not less than 6%, due April 5, 2003.  On
December 31, 2002, the interest rate was 6%.                                  552             2,330
                                                                  ---------------  ----------------
                                                                 $     13,517,370 $      13,792,816
                                                                  ===============  ================

We intend to seek permanent financing for the mortgage loan coming due September 8, 2003 and renewal of the mortgage loan coming due August 1, 2003. There can be no assurance that we will be successful in obtaining these financings or that the rates or terms will be acceptable.

Our mortgages may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                   3,926,320
                2004                                     1,380,989
                2005                                     1,494,492
                2006                                     1,617,349
                2007                                     1,750,329
             Thereafter                                  3,347,891
                                       ---------------------------

                                     $                  13,517,370
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2002 and 2001 was approximately $14,032,000 and $13,973,000, respectively.

Note 6 - Rental Income Under Operating Leases

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2002:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                   2,321,306
                2004                                     2,005,264
                2005                                     1,293,327
                2006                                       823,737
                2007                                       644,827
             Thereafter                                    811,609
                                       ---------------------------

                                     $                   7,900,070
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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           283,677 $           285,864 $          271,852
                                                       ------------------  ------------------  -----------------

Property management                                               441,170             372,746            334,296
Leasing                                                           135,610             164,865            164,736
Administrative - operating                                         97,022              89,423             78,121
Other                                                               1,382               3,348              4,036
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        675,184             630,382            581,189
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             167,824             185,287            149,221
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       32,505              31,858            178,879
Leasing commissions                                                77,760              94,706             97,910
Construction management                                             6,061               2,350                 38
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                 116,326             128,914            276,827
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         1,243,011 $         1,230,447 $        1,279,089
                                                       ==================  ==================  =================
Note 8 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $80,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the general partners of three limited partnerships affiliated with us. The effect of this ruling is that these three general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of our General Partner, the general partner of one other partnership affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled, including our General Partner, remain defendants in the lawsuit. Our General Partner believes the lawsuit is without merit, and is vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Note 9 - Segment Reporting

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

                                                                         2002
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        1,225,210 $         3,781,385 $         5,006,595
Interest and other income                                  1,666              22,595              24,261
Gain on sale of assets                                       559                  --                 559
                                               -----------------  ------------------  ------------------

     Total revenues                           $        1,227,435 $         3,803,980 $         5,031,415
                                               =================  ==================  ==================

Operating expenses and operating expenses
  - affiliated                                $          593,838 $         1,551,296 $         2,145,134
Loss on disposal of assets                                55,372              15,159              70,531
Interest expense                                         298,498             720,638           1,019,136
Management fees                                           62,995             220,682             283,677
Real estate taxes                                         65,768             450,156             515,924
Depreciation and amortization                            226,011           1,094,496           1,320,507
                                               -----------------  ------------------  ------------------

     Total expenses                           $        1,302,482 $         4,052,427 $         5,354,909
                                               -----------------  ------------------  ------------------

Net loss                                      $          (75,047)$          (248,447)$          (323,494)
                                               =================  ==================  ==================

Land, buildings and amenities, net            $        3,656,265 $        17,100,980 $        20,757,245
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $          164,738 $           568,154 $           732,892
                                               =================  ==================  ==================

Segment liabilities                           $        4,099,888 $        10,032,994 $        14,132,882
                                               =================  ==================  ==================

                                                                         2001
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        1,239,900 $         3,837,244 $         5,077,144
Interest and other income                                  3,570              26,698              30,268
Gain on sale of assets                                       101                  --                 101
                                               -----------------  ------------------  ------------------

     Total revenues                           $        1,243,571 $         3,863,942 $         5,107,513
                                               =================  ==================  ==================

Operating expenses and operating expenses
  - affiliated                                $          587,947 $         1,525,985 $         2,113,932
Loss on disposal of assets                                 2,528                 450               2,978
Interest expense                                         317,072             798,266           1,115,338
Management fees                                           62,877             222,987             285,864
Real estate taxes                                         64,026             439,148             503,174
Depreciation and amortization                            221,236           1,014,017           1,235,253
                                               -----------------  ------------------  ------------------

     Total expenses                           $        1,255,686 $         4,000,853 $         5,256,539
                                               -----------------  ------------------  ------------------

Net loss                                      $          (12,115)$          (136,911)$          (149,026)
                                               =================  ==================  ==================

Land, buildings and amenities, net            $        3,777,892 $        17,645,618 $        21,423,510
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $           90,223 $           508,713 $           598,936
                                               =================  ==================  ==================

Segment liabilities                           $        4,326,161 $        10,308,231 $        14,634,392
                                               =================  ==================  ==================

                                                                         2000
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        1,313,898 $         3,442,570 $         4,756,468
Interest and other income                                  4,722              17,571              22,293
                                               -----------------  ------------------  ------------------

     Total revenues                           $        1,318,620 $         3,460,141 $         4,778,761
                                               =================  ==================  ==================

Operating expenses and operating expenses
  - affiliated                                $          515,038 $         1,204,749 $         1,719,787
Loss on disposal of assets                                46,351             149,371             195,722
Interest expense                                         332,422             653,248             985,670
Management fees                                           66,859             204,993             271,852
Real estate taxes                                         64,332             368,937             433,269
Depreciation and amortization                            215,555             810,149           1,025,704
                                               -----------------  ------------------  ------------------

     Total expenses                           $        1,240,557 $         3,391,447 $         4,632,004
                                               -----------------  ------------------  ------------------

Net income                                    $           78,063 $            68,694 $           146,757
                                               =================  ==================  ==================

Land, buildings and amenities, net            $        3,916,523 $        18,141,681 $        22,058,204
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $           28,041 $         3,358,353 $         3,386,394
                                               =================  ==================  ==================

Segment liabilities                           $        4,645,824 $        10,677,693 $        15,323,517
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                     2002                2001                2000
                                               -----------------  ------------------  ------------------
NET REVENUES
Revenues for reportable segments              $        5,031,415 $         5,107,513 $         4,778,761
Other income for Partnership                               3,293              32,420             136,659
                                               -----------------  ------------------  ------------------

     Total net revenues                       $        5,034,708 $         5,139,933 $         4,915,420
                                               =================  ==================  ==================

OPERATING EXPENSES
Operating expenses for reportable segments    $        2,145,134 $         2,113,932 $         1,719,787
Operating expenses for Partnership                        (2,000)              2,000                  --
                                               -----------------  ------------------  ------------------

     Total operating expenses                 $        2,143,134 $         2,115,932 $         1,719,787
                                               =================  ==================  ==================

INTEREST EXPENSE
Interest expense for reportable segments      $        1,019,136 $         1,115,338 $           985,670
Interest expense for Partnership                          20,362              20,362              20,362
                                               -----------------  ------------------  ------------------

     Total interest expense                   $        1,039,498 $         1,135,700 $         1,006,032
                                               =================  ==================  ==================

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                         $        1,320,507 $         1,235,253 $         1,025,704
Depreciation and amortization for
  Partnership                                             18,619              18,619              18,839
                                               -----------------  ------------------  ------------------

     Total depreciation and amortization      $        1,339,126 $         1,253,872 $         1,044,543
                                               =================  ==================  ==================

NET INCOME (LOSS)
Net income (loss) for reportable segments     $         (323,494)$          (149,026)$           146,757
Net loss for Partnership                                (434,952)           (313,527)           (195,087)
Minority interest                                        (74,459)            (52,034)            (10,123)
                                               -----------------  ------------------  ------------------

     Total net loss                           $         (683,987)$          (410,519)$           (38,207)
                                               =================  ==================  ==================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                         $       20,757,245 $        21,423,510 $        22,058,204
Land, buildings and amenities for
  Partnership                                              7,177              11,961              16,745
                                               -----------------  ------------------  ------------------

     Total land, buildings and amenities      $       20,764,422 $        21,435,471 $        22,074,949
                                               =================  ==================  ==================

LIABILITIES
Liabilities for reportable segments           $       14,132,882 $        14,634,392 $        15,323,517
Liabilities for Partnership                               23,206              76,617             (79,492)
                                               -----------------  ------------------  ------------------

     Total liabilities                        $       14,156,088 $        14,711,009 $        15,244,025
                                               =================  ==================  ==================

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      1,281,490 $       1,253,826 $      1,279,281 $       1,220,111
Total expenses                              1,412,448         1,423,951        1,501,058         1,455,697
Minority interest                             (13,688)          (15,663)         (25,986)          (19,122)
Net loss                                     (117,270)         (154,462)        (195,791)         (216,464)
Net loss allocated to the
  limited partners                           (116,097)         (152,917)        (193,833)         (214,300)
Net loss per limited
  partnership interest                          (3.80)            (5.01)           (6.35)            (7.03)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      1,283,132 $       1,259,317 $      1,312,442 $       1,285,042
Total expenses                              1,343,905         1,445,231        1,395,220         1,418,130
Minority interest                             (12,425)          (17,911)         (12,228)           (9,470)
Net loss                                      (48,348)         (168,003)         (70,550)         (123,618)
Net loss allocated to the
  limited partners                            (47,865)         (166,323)         (69,845)         (122,381)
Net loss per limited
  partnership interest                          (1.57)            (5.45)           (2.29)            (4.01)
Note 11 - Subsequent Events

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvement listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity, currently estimated to be approximately $ 757,000 and $ 814,000, respectively.

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of the Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000.

Item 9 - Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we do not have directors or officers. We are managed by our General Partner, NTS-Properties Associates V. Additionally we have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates V are as follows:

J. D. Nichols

Mr. Nichols (age 61) is the managing General Partner of NTS-Properties Associates V and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 49), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors and Executive Committee of Greater Louisville Inc. and Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 44), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor's Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 which sets forth transactions with affiliates of our General Partner for the years ended December 31, 2002, 2001 and 2000.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 - Note 1D which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2003.

Oceanridge Investments, Ltd.	2,632 Interests (8.62%)
6110 North Ocean Blvd, #37
Boynton Beach, Florida 33435

Oceanridge Investments, Ltd. is a limited partnership controlled by members of the family of Mr. J. D. Nichols, a general partner of our General Partner.

ORIG, LLC	11,862 Interests (38.86%)
10172 Linn Station Road
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates V, our General Partner.

Our General Partner is NTS-Properties Associates V, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The general partners of the General Partner and their total respective (general and limited) interests in NTS-Properties Associates V are as follows:

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           283,677 $           285,864 $          271,852
                                                       ------------------  ------------------  -----------------

Property management                                               441,170             372,746            334,296
Leasing                                                           135,610             164,865            164,736
Administrative - operating                                         97,022              89,423             78,121
Other                                                               1,382               3,348              4,036
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        675,184             630,382            581,189
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             167,824             185,287            149,221
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       32,505              31,858            178,879
Leasing commissions                                                77,760              94,706             97,910
Construction management                                             6,061               2,350                 38
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                 116,326             128,914            276,827
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         1,243,011 $         1,230,447 $        1,279,089
                                                       ==================  ==================  =================

Our affiliate, ORIG, LLC has participated in Tender Offers for our Interests. See Item 8 - Note 3 for additional information on these tender offers.

Item 14 - Controls and Procedures

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

PART IV

Item 15 - Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

Item 1 - Consolidated Financial Statements

The consolidated financial statements for the year ended December 31, 2002 along with the report from Ernst & Young LLP dated March 26, 2003, and the consolidated financial statements for the years ended December 31, 2001 and 2000 along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following consolidated schedules should be read in conjunction with those consolidated financial statements.

Item 2 - Consolidated Financial Statement Schedules

Schedules	Page No.
III-Real Estate and Accumulated Depreciation	54-56

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item 3 - Exhibits

Exhibit No.
3.	Amended and Restated Agreement and Certificate of Limited Partnership	*
of NTS-Properties V, a Maryland limited partnership.

3a.	First Amendment to Amended and Restated Agreement of Limited	**
Partnership of NTS-Properties V, a Maryland limited partnership.

10.	Property Management Agreement between NTS Development Company	*
and NTS-Properties V, a Maryland limited partnership.

99.1	Certification of Chief Executive Officer Pursuant to Section 906	***
of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906	***
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984
(effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	Attached as an exhibit with this Form 10-K.

Item 4 - Reports on Form 8-K

None.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                                                  The Willows        Lakeshore
                                               Commonwealth       of Plainview       Business
                                              Business Center       Phase II      Center Phase I
                                             -----------------  ----------------  ---------------
Encumbrances                                        N/A               (A)               (A)

Initial cost to Partnership:
  Land and improvements                     $          946,039 $       1,775,547 $      3,011,184
  Buildings, improvements and amenities              1,574,747         6,240,105        5,053,025

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                  2,379,924           279,684        2,690,952

Gross amount at which carried
 December 31, 2002:
   Land and improvements                             1,006,653         1,825,341        2,701,395
   Buildings, improvements and amenities             3,894,057         6,469,995        8,053,766
                                             -----------------  ----------------  ---------------

     Total                                  $        4,900,710 $       8,295,336 $     10,755,161
                                             =================  ================  ===============

Accumulated depreciation                    $        3,303,705 $       4,639,071 $      6,199,295
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

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                                  Lakeshore         Lakeshore
                                                  Business          Business            Total
                                               Center Phase II  Center Phase III     Pages 54-55
                                               ---------------  -----------------  ---------------
Encumbrances                                         (A)               (B)

Initial cost to Partnership:
  Land                                        $      6,904,246 $        2,258,235 $     14,895,251
  Buildings and improvements                        14,424,541          2,227,580       29,519,998

Cost capitalized subsequent to
 acquisition:
   Improvements (net of retirements)                (8,743,541)            41,243       (3,351,738)

Gross amount at which carried
 December 31, 2002: (C)
   Land                                              3,731,622          1,383,499       10,648,510
   Buildings and improvements                        8,853,624          3,143,559       30,415,001
                                               ---------------  -----------------  ---------------

     Total                                    $     12,585,246 $        4,527,058 $     41,063,511
                                               ===============  =================  ===============

Accumulated depreciation                      $      5,769,627 $          394,568 $     20,306,266
                                               ===============  =================  ===============

Date of construction                                 N/A              12/00

Date acquired                                       01/95              N/A

Life at which depreciation in latest
 income statement is computed                        (D)               (D)

(A)  First mortgage held by an insurance company.
(B)  First mortgage held by a bank.
(C)  Aggregate cost of real estate for tax purposes is $41,270,767.
(D)  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term from tenant improvements.

     Total gross cost on December 31, 2002                                             $     41,063,511
       Additions to Partnership for computer hardware and software in 1999 and 2000              23,923
                                                                                        ---------------

     Balance on December 31, 2002                                                            41,087,434
       Less accumulated depreciation - per above                                            (20,306,266)
       Less accumulated depreciation for Partnership computer hardware and software             (16,746)
                                                                                        ---------------

     Land, buildings and amenities, net on December 31, 2002                           $     20,764,422
                                                                                        ===============

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2000                   $         37,589,279 $         17,681,237

Additions during period:
  Improvements                                           3,386,394                   --
  Depreciation (A)                                              --            1,023,765

Deductions during period:
  Retirements                                            (432,505)            (236,783)
                                                ------------------   ------------------

Balances on December 31, 2000                           40,543,168           18,468,219

Additions during period:
  Improvements                                             598,936                   --
  Depreciation (A)                                              --            1,235,304

Deductions during period:
  Retirements                                            (275,936)            (272,826)
                                                ------------------   ------------------

Balances on December 31, 2001                           40,866,168           19,430,697

Additions during period:
  Improvements                                             732,892                   --
  Depreciation (A)                                              --            1,333,411

Deductions during period:
  Retirements                                            (511,626)            (441,096)
                                                ------------------   ------------------

Balances on December 31, 2002                 $         41,087,434 $         20,323,012
                                                ==================   ==================

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
A Maryland Limited Partneship

By:	NTS-Properties Associates V,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of
NTS Capital Corporation

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates V and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Brian F. Lavin, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties V, a Maryland Limited Partnership;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated joint ventures, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/ Brian F. Lavin
      President of NTS Capital Corporation, General Partner of NTS-Properties Associates V, General Partner of NTS- Properties V, a Maryland Limited
      Partnership

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Gregory A. Wells, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties V, a Maryland Limited Partnership;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated joint ventures, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/ Gregory A. Wells
      Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates V, General Partner
      of NTS-Properties V, a Maryland Limited Partnership

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.