Form 10-Q
period 2003-03-31
NTS PROPERTIES V
filed 2003-05-15
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13400

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP

Maryland	61-1051452
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

TABLE OF CONTENTS

PART I

		Pages
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2003
	and December 31, 2002	4

	Statement of Partners' Equity as of March 31, 2003	4

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23-24

Signatures		25

Certifications		26-27

Some of the statements included in this Form 10-Q, particularly those included in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because the statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe," or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner's best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                     As of                       As of
                                                                   March 31,                  December 31,
                                                                      2003                        2002
                                                              --------------------        --------------------
                                                                  (UNAUDITED)
ASSETS
Cash and equivalents                                        $              210,210      $              235,801
Cash and equivalents - restricted                                          183,172                      74,602
Accounts receivable, net                                                   342,052                     332,279
Land, buildings and amenities, net                                      20,466,596                  20,764,422
Other assets                                                               838,622                     778,180
                                                              --------------------        --------------------

      TOTAL ASSETS                                          $           22,040,652      $           22,185,284
                                                              ====================        ====================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                 $           13,274,198      $           13,517,370
Accounts payable                                                           418,291                     268,940
Security deposits                                                          193,916                     164,707
Other liabilities                                                          351,922                     205,071
                                                              --------------------        --------------------

      TOTAL LIABILITIES                                                 14,238,327                  14,156,088

MINORITY INTEREST                                                        1,040,134                   1,035,110

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                         6,762,191                   6,994,086
                                                              --------------------        --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $           22,040,652      $           22,185,284
                                                              ====================        ====================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                       Limited              General
                                                      Partners              Partner                Total
                                                 -------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs   $          30,582,037 $                100 $         30,582,137
Net (loss) income - prior years                           (5,798,298)              55,229           (5,743,069)
Net loss - current year                                     (229,576)              (2,319)            (231,895)
Cash distributions declared to date                      (16,641,480)            (168,177)         (16,809,657)
Repurchase of limited partnership interests               (1,035,325)                  --           (1,035,325)
                                                 -------------------   ------------------    -----------------

BALANCES ON MARCH 31, 2003                     $           6,877,358 $           (115,167)$          6,762,191
                                                 ===================   ==================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2003                     2002
                                                              -------------------      -------------------
REVENUES
Rental income                                                $          1,206,033     $          1,261,818
Interest and other income                                                   2,961                   19,672
                                                              -------------------      -------------------

     TOTAL REVENUES                                                     1,208,994                1,281,490
                                                              -------------------      -------------------

EXPENSES
Operating expenses                                                        311,046                  344,361
Operating expenses - affiliated                                           141,246                  182,439
Interest expense                                                          249,823                  263,789
Management fees                                                            69,860                   72,681
Real estate taxes                                                         133,827                  126,416
Professional and administrative expenses                                  180,584                   43,117
Professional and administrative expenses - affiliated                      46,899                   42,601
Depreciation and amortization                                             314,650                  337,044
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                     1,447,935                1,412,448
                                                              -------------------      -------------------

Loss before minority interest                                            (238,941)                (130,958)
Minority interest                                                          (7,046)                 (13,688)
                                                              -------------------      -------------------

Net loss                                                     $           (231,895)    $           (117,270)
                                                              ===================      ===================

Net loss allocated to the limited partners                   $           (229,576)    $           (116,097)
                                                              ===================      ===================

Net loss per limited partnership interest                    $              (7.52)    $              (3.80)
                                                              ===================      ===================

Weighted average number of limited partnership interests                   30,521                   30,521
                                                              ===================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                      2003                       2002
                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $            (231,895)     $            (117,270)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                          365,039                    404,810
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                   (108,570)                   (62,196)
      Accounts receivable                                                   (9,773)                   (39,148)
      Other assets                                                        (110,831)                  (184,914)
      Accounts payable                                                     149,351                     88,282
      Security deposits                                                     29,209                    (12,153)
      Other liabilities                                                    146,851                    198,198
      Minority interest                                                     (7,046)                   (13,688)
                                                               -------------------        -------------------

     Net cash provided by operating activities                             222,335                    261,921
                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (16,824)                  (374,972)
Minority interest                                                           12,070                     77,616
                                                               -------------------        -------------------

     Net cash used in investing activities                                  (4,754)                  (297,356)
                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                                   79,710                     80,898
Principal payments on mortgages and notes payable                         (322,882)                  (299,077)
                                                               -------------------        -------------------

     Net cash used in financing activities                                (243,172)                  (218,179)
                                                               -------------------        -------------------

     Net decrease in cash and equivalents                                  (25,591)                  (253,614)

CASH AND EQUIVALENTS, beginning of period                                  235,801                    682,448
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             210,210      $             428,834
                                                               ===================        ===================

Interest paid on a cash basis                                $             237,000      $             251,865
                                                               ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in its property and joint ventures.

Note 1 - Consolidation Policy

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

Note 3 - Concentration of Credit Risk

We own and operate or have a joint venture investment in one commercial property - Commonwealth Business Center Phase II, in Louisville, Kentucky and three commercial properties - Lakeshore Business Center Phases I, II and III, in Ft. Lauderdale, Florida. We also have a joint venture investment in an apartment community - The Willows of Plainview Phase II, in Louisville, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2003, approximately $33,000 of our overnight investment was included in cash and cash equivalents.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $41,271,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended March 31, 2003 did not result in an impairment loss.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                      March 31,                December 31,
                                                                         2003                      2002
                                                                  ------------------        -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                $           3,441,831      $           3,567,113

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                             3,199,046                  3,315,490

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                 2,452,130                  2,494,654

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                 1,464,520                  1,489,917

Mortgage payable to a bank on demand with interest payable
in monthly installments, at a variable rate based on LIBOR
daily rate plus 2.3%, currently 4.17%, due September 8, 2003,
secured by land and a building.                                            1,915,659                  1,844,049

Mortgage payable to a bank on demand with interest payable
in monthly installments, at a variable rate based on LIBOR
one-month rate plus 2.75%, currently 4.088%, due August 1,
2003, secured by land and a building.                                        800,000                    800,000

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, due April 5,
2003.  On March 31, 2003, the interest rate was 6.00%.                           921                      5,595

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, due April 5,
2003.  On March 31, 2003, the interest rate was 6.00%.                            91                        552
                                                                  ------------------        -------------------

                                                               $          13,274,198      $          13,517,370
                                                                  ==================        ===================

Based on the borrowing rates currently available to us for mortgages and notes with similar terms and average maturities, the fair value of long-term debt is approximately $13,757,000.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We intend to seek permanent financing for the mortgage loan coming due September 8, 2003 and renewal of the mortgage loan coming due August 1, 2003. There can be no assurance that we will be successful in obtaining these financings or that the rates or terms will be acceptable.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Note 8 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our apartment community and 6% of the gross revenues from our commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2003 and 2002. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2003                    2002
                                                         ------------------      -------------------

Property management fees                              $              69,860    $              72,681
                                                         ------------------      -------------------

Property management                                                  97,809                  120,858
Leasing                                                              16,477                   38,198
Administrative - operating                                           26,840                   23,143
Other                                                                   120                      240
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          141,246                  182,439
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                46,899                   42,601
                                                         ------------------      -------------------

Repair and maintenance fees                                             168                   18,843
Leasing commissions                                                     519                   67,750
Construction management                                                  --                    3,525
                                                         ------------------      -------------------

     Total related party transactions capitalized                       687                   90,118
                                                         ------------------      -------------------

Total related party transactions                      $             258,692    $             387,839
                                                         ==================      ===================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements, which are expected to total approximately $987,000. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending this action. For the three months ended March 31, 2003, our share of these legal costs was approximately $41,000, which was expensed.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and the plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the general partners of three limited partnerships affiliated with us. The effect of this ruling is that these three general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of our general partner, the general partner of one other partnership affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled, including our general partner, remain defendants in the lawsuit. Our general partner believes the lawsuit is without merit, and is vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our consolidated financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

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

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

                                                    Three Months Ended March 31, 2003
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           316,205 $          889,828  $        1,206,033
Interest and other income                              (74)             2,963               2,889
                                        ------------------  -----------------   -----------------

     Total net revenues                $           316,131 $          892,791  $        1,208,922
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           112,623 $          339,669  $          452,292
Interest expense                                    71,450            173,282             244,732
Management fees                                     16,613             53,247              69,860
Real estate taxes                                   16,779            117,048             133,827
Depreciation and amortization                       57,396            252,599             309,995
                                        ------------------  -----------------   -----------------

     Total expenses                                274,861            935,845           1,210,706
                                        ==================  =================   =================

     Net income (loss)                 $            41,270 $          (43,054) $           (1,784)
                                        ==================  =================   =================

                                                    Three Months Ended March 31, 2002
                                        ---------------------------------------------------------

                                           Residential         Commercial             Total
                                        ------------------  -----------------   -----------------
Rental income                          $           284,581 $          977,237  $        1,261,818
Interest and other income                              816             17,400              18,216
                                        ------------------  -----------------   -----------------

     Total net revenues                $           285,397 $          994,637  $        1,280,034
                                        ==================  =================   =================

Operating expenses and operating
  expenses - affiliated                $           149,750 $          379,050  $          528,800
Interest expense                                    76,481            182,217             258,698
Management fees                                     14,577             58,104              72,681
Real estate taxes                                   16,333            110,083             126,416
Depreciation and amortization                       55,521            276,868             332,389
                                        ------------------  -----------------   -----------------

     Total expenses                                312,662          1,006,322           1,318,984
                                        ==================  =================   =================

     Net loss                          $           (27,265)$          (11,685) $          (38,950)
                                        ==================  =================   =================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2003 and 2002 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2003                    2002
                                                         ------------------      -------------------
NET REVENUES
Total revenues for reportable segments                $           1,208,922    $           1,280,034
Other income for Partnership                                             72                    1,456
                                                         ------------------      -------------------

     Total consolidated net revenues                  $           1,208,994    $           1,281,490
                                                         ==================      ===================

OPERATING EXPENSES
Operating expenses for reportable segments            $             452,292    $             528,800
Operating expenses for Partnership                                       --                   (2,000)
                                                         ------------------      -------------------

     Total operating expenses                         $             452,292    $             526,800
                                                         ==================      ===================

INTEREST EXPENSE
Interest expense for reportable segments              $             244,732    $             258,698
Interest expense for Partnership                                      5,091                    5,091
                                                         ------------------      -------------------

     Total interest expense                           $             249,823    $             263,789
                                                         ==================      ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                                 $             309,995    $             332,389
Depreciation and amortization for Partnership                         4,655                    4,655
                                                         ------------------      -------------------

     Total depreciation and amortization              $             314,650    $             337,044
                                                         ==================      ===================

NET LOSS
Total net loss for reportable segments                $              (1,784)   $             (38,950)
Net loss for Partnership                                           (237,157)                 (92,008)
Minority interest                                                    (7,046)                 (13,688)
                                                         ------------------      -------------------

     Total net loss                                   $            (231,895)   $            (117,270)
                                                         ==================      ===================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

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

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows and occupancy. We may recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2003 and March 31, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        316,131 $         892,791 $             72 $       1,208,994
Operating expenses and operating
  expenses - affiliated                                112,623           339,669               --           452,292
Interest expense                                        71,450           173,282            5,091           249,823
Depreciation and amortization                           57,396           252,599            4,655           314,650
Net income (loss)                                       41,270           (43,054)        (230,111)         (231,895)

                                                               Three Months Ended March 31, 2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        285,397 $         994,637 $          1,456 $       1,281,490
Operating expenses and operating
  expenses - affiliated                                149,750           379,050           (2,000)          526,800
Interest expense                                        76,481           182,217            5,091           263,789
Depreciation and amortization                           55,521           276,868            4,655           337,044
Net loss                                               (27,265)          (11,685)         (78,320)         (117,270)

Several general trends have affected our recent operating results. Net revenues for residential have increased slightly due to higher average occupancy at The Willows of Plainview Phase II, while commercial net revenues have decreased slightly due to occupancy losses at Lakeshore Business Center Phases I and II and Commonwealth Business Center Phase II. Operating expenses decreased from 2002 levels primarily due to decreased repairs and maintenance expense and personnel costs. Interest expense has remained relatively stable.

Rental and other income generated by our properties and joint ventures for the three months ended March 31, 2003 and 2002 were as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                        --------------------------------------------
                                                               2003                     2002
                                                        ------------------       -------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                   $          123,308       $           140,640

Joint Venture Properties
(Ownership % on March 31, 2003)
The Willows of Plainview Phase II (90.30%)              $          316,131       $           285,397
Lakeshore Business Center Phase I (81.19%)              $          360,924       $           409,018
Lakeshore Business Center Phase II (81.19%)             $          334,536       $           375,618
Lakeshore Business Center Phase III (81.19%)            $           74,023       $            69,362

The occupancy levels at our properties and joint ventures as of March 31, 2003 and 2002 were as follows:

                                                                        Three Months Ended
                                                                            March 31,
                                                           --------------------------------------------
                                                                  2003                     2002
                                                           -------------------      -------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                              67%                      81%

Joint Venture Properties
(Ownership % on March 31, 2003)
The Willows of Plainview Phase II (90.30%)                         81%                      74%
Lakeshore Business Center Phase I (81.19%)                         71%                      82%
Lakeshore Business Center Phase II (81.19%)                        81%                      87%
Lakeshore Business Center Phase III (81.19%)                       38%                      37%

The average occupancy levels at our properties and joint ventures for the three months ended March 31, 2003 and 2002 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                        ---------------------------------------------
                                                               2003                       2002
                                                        ------------------         ------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                          69%                        81%

Joint Venture Properties
(Ownership % on March 31, 2003)
The Willows of Plainview Phase II (90.30%)                     85%                        78%
Lakeshore Business Center Phase I (81.19%)                     70%                        84%
Lakeshore Business Center Phase II (81.19%)                    81%                        85%
Lakeshore Business Center Phase III (81.19%)                   37%                        34%

We are making efforts to increase the occupancy levels at our properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are conducted by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. The leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III are managed by an off-site leasing agent. At The Willows of Plainview Phase II, we have an on-site leasing staff, who are employees of NTS Development Company. The staff facilitates all on-site visits from potential tenants, makes visits to local companies to promote fully furnished apartments, negotiates lease renewals with current residents and coordinates all local advertising with NTS Development Company's marketing staff.

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months ending March 31, 2002 and March 31, 2003.

Rental Income

Rental income decreased approximately $56,000, or 4%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily as the result of decreased average occupancy at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and II, partially offset by increased average occupancy at The Willows of Plainview Phase II.

Interest and Other Income

Interest and other income decreased approximately $17,000, or 85%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily as the result of decreased miscellaneous income at Lakeshore Business Center Phases I and II.

Operating Expenses

Operating expenses decreased approximately $33,000, or 10%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to decreased repairs and maintenance expense at The Willows of Plainview Phase II and Lakeshore Business Center Phase I and decreased landscaping and utilities expense at The Willows of Plainview Phase II. The decrease is partially offset by an increase in legal and professional fees for tenant matters and utilities expense for vacant units at Commonwealth Business Center Phase II.

Operating Expenses - Affiliated

Operating expenses - affiliated decreased approximately $41,000, or 23%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily as a result of decreased personnel costs. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $137,000, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily due to an increase in legal and professional fees related to our potential consolidation and litigation related to limited partner actions.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $4,000, or 10%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is due to increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. The employee services include legal, financial and other services necessary to manage and operate the Partnership.

Depreciation and Amortization

Depreciation and amortization decreased approximately $22,000, or 7%, for the three months ended March 31, 2003, as compared to the same period in 2002, as a result of assets becoming fully depreciated.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2003 and 2002.

Cash flows provided by (used in):

                                                                     Three Months Ended
                                                                          March 31,
                                                        --------------------------------------------
                                                               2003                     2002
                                                        ------------------       -------------------
Operating activities                                    $          222,335       $           261,921
Investing activities                                                (4,754)                 (297,356)
Financing activities                                              (243,172)                 (218,179)
                                                        ------------------       -------------------

     Net decrease in cash and equivalents               $          (25,591)      $          (253,614)
                                                        ==================       ===================
Cash Flows

Net cash provided by operating activities decreased approximately $40,000, or 15%, for the three months ended March 31, 2003, as compared to the same period in 2002. This decrease was primarily a result of a decrease in other liabilities and increased net loss, partially offset by an increase in accounts payable.

Net cash used in investing activities decreased approximately $293,000, or 98%, for the three months ended March 31, 2003 as compared to the same period in 2002. The decrease is primarily the result of decreased capital expenditures, primarily for tenant improvements at Lakeshore Business Center Phases I, II and III and the clubhouse renovation at The Willows of Plainview Phase II.

Net cash used in financing activities increased approximately $25,000, or 11%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily as a result of continued principal payments on the mortgages at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

Due to the fact that no distributions were paid during the three months ended March 31, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to continue the operations of our properties without additional financing, with the exception of Lakeshore Business Center Phase III. Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

In the next 12 months, we expect the demand on future liquidity to increase as a result of replacing the roofs at Lakeshore Business Center Phase I and of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements, which are expected to total approximately $987,000. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

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

We have no other material commitments for renovations or capital improvements as of March 31, 2003.

Impact of Inflation

Leases at our commercial properties provide for tenants to contribute their proportionate share of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, are intended to protect us, in part, from the impact of inflation and changing prices.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, ("ORIG") an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. NTS-Properties V continues to hold a 81.19% interest in the L/U II Joint Venture after the completion of the NTS-Properties Plus Ltd./ORIG Merger. ORIG now holds a 7.69% interest in the L/U II Joint Venture.

Potential Consolidation

Our general partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our general partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $1,915,659 mortgage payable on Lakeshore Business Center Phase III, the $800,000 mortgage payable on Commonwealth Business Center Phase II and the various notes payable on The Willows of Plainview Phase II. On March 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $356,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage and notes by approximately $27,000 annually.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our consolidated financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties
V, a Maryland limited partnership. *

(3a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-
Properties V, a Maryland limited partnership. **

(99.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002. ***

(99.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. ***

(b)	Reports on Form 8-K

None.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984
(effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	Attached as an exhibit to this Quarterly Report on Form 10-Q.

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

Date: May 15, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated joint ventures, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Brian F. Lavin
President of NTS Capital Corporation, General Partner of NTS-Properties Associates V, General Partner of NTS-
Properties V, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated joint ventures, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates V, General Partner
of NTS-Properties V, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Amended and Restated Agreement and Certificate of Limited
Partnership of NTS-Properties V, a Maryland limited partnership. *

3a	First Amendment to Amended and Restated Agreement of Limited
Partnership of NTS-Properties V, a Maryland limited partnership. **

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002. ***

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002. ***

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984
(effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	Attached as an exhibit to this Quarterly Report on Form 10-Q.