Form 10-Q
period 2003-06-30
NTS PROPERTIES V
filed 2003-08-14
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13400

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP

Maryland	61-1051452
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes [  ] No [X]

TABLE OF CONTENTS

PART I

		Pages
Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	4
	Consolidated Statement of Partners' Equity as of June 30, 2003	4
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-19
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	28

PART II

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                     As of                       As of
                                                                    June 30,                  December 31,
                                                                      2003                        2002
                                                              --------------------        --------------------
                                                                  (UNAUDITED)
ASSETS
Cash and equivalents                                        $              224,157      $              235,801
Cash and equivalents - restricted                                          376,972                      74,602
Accounts receivable, net                                                   369,733                     332,279
Land, buildings and amenities, net                                      20,667,445                  20,764,422
Other assets                                                               783,821                     778,180
                                                              --------------------        --------------------

      TOTAL ASSETS                                          $           22,422,128      $           22,185,284
                                                              ====================        ====================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                 $           13,074,834      $           13,517,370
Accounts payable                                                         1,019,242                     268,940
Security deposits                                                          214,220                     164,707
Other liabilities                                                          488,114                     205,071
                                                              --------------------        --------------------

      TOTAL LIABILITIES                                                 14,796,410                  14,156,088

MINORITY INTEREST                                                        1,036,229                   1,035,110

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                         6,589,489                   6,994,086
                                                              --------------------        --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $           22,422,128      $           22,185,284
                                                              ====================        ====================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                      Limited              General
                                                      Partners              Partner                Total
                                                 -------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs   $          30,582,037 $                100 $         30,582,137
Net (loss) income - prior years                           (5,798,298)              55,229           (5,743,069)
Net loss - current year                                     (400,551)              (4,046)            (404,597)
Cash distributions declared to date                      (16,641,480)            (168,177)         (16,809,657)
Repurchase of limited partnership interests               (1,035,325)                  --           (1,035,325)
                                                 -------------------   ------------------    -----------------

BALANCES ON JUNE 30, 2003                      $           6,706,383 $           (116,894)$          6,589,489
                                                 ===================   ==================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Rental income                                 $    1,392,484 $    1,251,855 $    2,598,417  $    2,513,672
Interest and other income                               (237)         1,691          2,825          21,363
Gain on sale of assets                                    --            280             --             280
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                1,392,247      1,253,826      2,601,242       2,535,315
                                               -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                   395,197        342,937        706,244         687,295
Operating expenses - affiliated                      152,325        166,688        293,571         349,126
Loss on disposal of assets                                --         55,372             --          55,372
Interest expense                                     244,470        258,699        494,293         522,488
Management fees                                       79,399         69,294        149,259         141,975
Real estate taxes                                    133,827        126,416        267,654         252,833
Professional and administrative expenses             191,875         33,936        372,460          77,053
Professional and administrative expenses -
  affiliated                                          49,824         39,305         96,722          81,907
Depreciation and amortization                        306,344        331,304        620,994         668,348
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                1,553,261      1,423,951      3,001,197       2,836,397
                                               -------------  -------------  -------------   -------------

Loss before minority interest                       (161,014)      (170,125)      (399,955)       (301,082)
Minority interest income (loss)                       11,688        (15,663)         4,642         (29,350)
                                               -------------  -------------  -------------   -------------

Net loss                                      $     (172,702)$     (154,462)$     (404,597) $     (271,732)
                                               =============  =============  =============   =============

Net loss allocated to the limited partners    $     (170,975)$     (152,917)$     (400,551) $     (269,015)
                                               =============  =============  =============   =============

Net loss per limited partnership interest     $        (5.60)$        (5.01)$       (13.12) $        (8.81)
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership interests                               30,521         30,521         30,521          30,521
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                               ----------------------------------------------
                                                                      2003                       2002
                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $            (404,597)     $            (271,732)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Provision for doubtful accounts                                          3,285                     14,002
    Write-off of uncollectible accounts receivable                          (3,285)                      (161)
    Loss on disposal of assets                                                  --                     55,372
    Gain on sale of assets                                                      --                       (280)
    Depreciation and amortization                                          725,822                    791,201
    Minority interest income (loss)                                          4,642                    (29,350)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                   (302,370)                  (166,482)
      Accounts receivable                                                  (37,454)                   (91,106)
      Other assets                                                         (81,965)                  (153,551)
      Accounts payable                                                     750,302                    (64,115)
      Security deposits                                                     49,513                     (9,603)
      Other liabilities                                                    283,043                    304,691
                                                               -------------------        -------------------

     Net cash provided by operating activities                             986,936                    378,886
                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                (524,018)                  (556,792)
Proceeds from sale of land, buildings and amenities                             --                        280
Minority interest                                                           (3,523)                   104,234
                                                               -------------------        -------------------

     Net cash used in investing activities                                (527,541)                  (452,278)
                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                                  122,499                    136,332
Principal payments on mortgages and notes payable                         (565,035)                  (603,925)
Additions to loan costs                                                    (28,503)                        --
                                                               -------------------        -------------------

     Net cash used in financing activities                                (471,039)                  (467,593)
                                                               -------------------        -------------------

     Net decrease in cash and equivalents                                  (11,644)                  (540,985)

CASH AND EQUIVALENTS, beginning of period                                  235,801                    682,448
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             224,157      $             141,463
                                                               ===================        ===================

Interest paid on a cash basis                                $             468,423      $             498,798
                                                               ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties V or its interests in its property and joint ventures.

Note 1 — Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interests Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and became effective July 1, 2003, for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Use of Estimates in the Preparation of Financial Statements

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

Note 3 — Concentration of Credit Risk

We own and operate or have a joint venture investment in one commercial property — Commonwealth Business Center Phase II, in Louisville, Kentucky and three commercial properties — Lakeshore Business Center Phases I, II and III, in Ft. Lauderdale, Florida. We also have a joint venture investment in an apartment community — The Willows of Plainview Phase II, in Louisville, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2003, approximately $69,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Basis of Property and Depreciation

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2003 did not result in an impairment loss.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                       June 30,                December 31,
                                                                         2003                      2002
                                                                  ------------------        -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                 $          3,356,890       $          3,567,113

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                             3,120,096                  3,315,490

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                 2,408,837                  2,494,654

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                 1,438,663                  1,489,917

Mortgage payable to a bank on demand with interest payable
in monthly installments, at a variable rate based on LIBOR
daily rate plus 2.3%, currently 3.62%, due September 8, 2003,
secured by land and a building.                                            1,950,348                  1,844,049

Mortgage payable to a bank on demand with interest payable
in monthly installments, at a variable rate based on LIBOR
one-month rate plus 2.75%, currently 4.07%, due August 1,
2003, secured by land and a building.                                        800,000                    800,000

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
April 2003.                                                                       --                      5,595

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
April 2003.                                                                       --                        552
                                                                  ------------------        -------------------

                                                                $         13,074,834       $         13,517,370
                                                                  ==================        ===================

Based on the borrowing rates currently available to us for mortgages and notes with similar terms and average maturities, the fair value of long-term debt is approximately $14,079,000.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are currently seeking renewal of the mortgage loan due August 1, 2003. While we have received a 90-day extension of this loan in anticipation of its renewal, there can be no assurance that we will be successful in obtaining the renewal or that the rates or terms will be acceptable.

On July 3, 2003, we obtained a commitment from a bank to refinance the existing debt on Lakeshore Business Center Phase III (which matures on September 8, 2003) as well as to provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The commitment is for $3,150,000, not to exceed 70% of appraised stabilized value as approved by the lender or 100% of the approved refinance and construction cost, whichever is less. The loan term is for a period of 24 months following closing at a variable interest rate based on the LIBOR one-month rate plus 2.5%.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Note 8 — Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Six Months Ended
                                                                          June 30,
                                                         -------------------------------------------
                                                                2003                    2002
                                                         ------------------      -------------------

Property management fees                              $             149,259    $             141,975
                                                         ------------------      -------------------

Property management                                                 195,093                  229,844
Leasing                                                              45,506                   72,813
Administrative - operating                                           52,610                   45,989
Other                                                                   362                      480
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          293,571                  349,126
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                96,722                   81,907
                                                         ------------------      -------------------

Repair and maintenance fees                                           1,260                   25,910
Leasing commissions                                                   1,020                   76,151
Construction management                                                  --                    6,060
                                                         ------------------      -------------------

     Total related party transactions capitalized                     2,280                  108,121
                                                         ------------------      -------------------

Total related party transactions                      $             541,832    $             681,129
                                                         ==================      ===================

Note 9 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. These improvements include tenant finish costs, heating and air conditioning equipment and roof replacements, which are expected to total approximately $987,000. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2003, we signed an amendment to the agreement reached on March 14, 2003 with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages. The amendment suspended principal payments for twelve months beginning with the payments due June 1, 2003. The May 1, 2003 payments were applied to the principal balances. The amendment does not change any terms of the existing mortgage loans.

On March 14, 2003, we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000. As of June 30, 2003, approximately $470,000 of this cost has been incurred.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle this action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner and the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the six months ended June 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $158,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the proposed settlement of the Buchanan and Bohm litigations, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $67,000.

Note 10 — Segment Reporting

Our reportable operating segments include — Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase II. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

                                                           Three Months Ended June 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          303,787 $         1,088,697 $         1,392,484
Interest and other income                                    211                (519)               (308)
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          303,998 $         1,088,178 $         1,392,176
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          135,360 $           412,162 $           547,522
Interest expense                                          70,150             169,229             239,379
Management fees                                           15,791              63,608              79,399
Real estate taxes                                         16,779             117,048             133,827
Depreciation and amortization                             56,994             244,695             301,689
                                               -----------------  ------------------  ------------------

     Total expenses                                      295,074           1,006,742           1,301,816
                                               =================  ==================  ==================

     Net income                               $            8,924 $            81,436 $            90,360
                                               =================  ==================  ==================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Three Months Ended June 30, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          298,004 $           953,851 $         1,251,855
Interest and other income                                    108               1,024               1,132
Gain on sale of assets                                       280                  --                 280
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          298,392 $           954,875 $         1,253,267
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          148,864 $           358,661 $           507,525
Loss on disposal of assets                                55,372                  --              55,372
Interest expense                                          75,262             178,346             253,608
Management fees                                           15,591              53,703              69,294
Real estate taxes                                         16,333             110,083             126,416
Depreciation and amortization                             55,807             270,842             326,649
                                               -----------------  ------------------  ------------------

     Total expenses                                      367,229             971,635           1,338,864
                                               =================  ==================  ==================

     Net loss                                 $          (68,837)$           (16,760)$           (85,597)
                                               =================  ==================  ==================

                                                            Six Months Ended June 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          619,892 $         1,978,525 $         2,598,417
Interest and other income                                    237               2,444               2,681
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          620,129 $         1,980,969 $         2,601,098
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          247,984 $           751,831 $           999,815
Interest expense                                         141,599             342,513             484,112
Management fees                                           32,404             116,855             149,259
Real estate taxes                                         33,558             234,096             267,654
Depreciation and amortization                            114,390             497,296             611,686
                                               -----------------  ------------------  ------------------

     Total expenses                                      569,935           1,942,591           2,512,526
                                               =================  ==================  ==================

     Net income                               $           50,194 $            38,378 $            88,572
                                               =================  ==================  ==================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Six Months Ended June 30, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          582,584 $         1,931,088 $         2,513,672
Interest and other income                                    924              18,424              19,348
Gain on sale of assets                                       280                  --                 280
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          583,788 $         1,949,512 $         2,533,300
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          298,612 $           737,709 $         1,036,321
Loss on disposal of assets                                55,372                  --              55,372
Interest expense                                         151,743             360,564             512,307
Management fees                                           30,168             111,807             141,975
Real estate taxes                                         32,667             220,166             252,833
Depreciation and amortization                            111,329             547,711             659,040
                                               -----------------  ------------------  ------------------

     Total expenses                                      679,891           1,977,957           2,657,848
                                               =================  ==================  ==================

     Net loss                                 $          (96,103)$           (28,445)$          (124,548)
                                               =================  ==================  ==================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                    Three Months Ended
                                                                         June 30,
                                                         -----------------------------------------
                                                                2003                  2002
                                                         ------------------    -------------------
NET REVENUES
Total revenues for reportable segments                $           1,392,176  $           1,253,267
Other income for Partnership                                             71                    559
                                                         ------------------    -------------------

     Total consolidated net revenues                  $           1,392,247  $           1,253,826
                                                         ==================    ===================

OPERATING EXPENSES
Operating expenses for reportable segments            $             547,522  $             507,525
Operating expenses for Partnership                                       --                  2,100
                                                         ------------------    -------------------

     Total operating expenses                         $             547,522  $             509,625
                                                         ==================    ===================

INTEREST EXPENSE
Interest expense for reportable segments              $             239,379  $             253,608
Interest expense for Partnership                                      5,091                  5,091
                                                         ------------------    -------------------

     Total interest expense                           $             244,470  $             258,699
                                                         ==================    ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                                 $             301,689  $             326,649
Depreciation and amortization for Partnership                         4,655                  4,655
                                                         ------------------    -------------------

     Total depreciation and amortization              $             306,344  $             331,304
                                                         ==================    ===================

NET LOSS
Total net loss for reportable segments                $              90,360  $             (85,597)
Net loss for Partnership                                           (251,374)               (84,528)
Minority interest income (loss)                                      11,688                (15,663)
                                                         ------------------    -------------------

     Total net loss                                   $            (172,702) $            (154,462)
                                                         ==================    ===================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Six Months Ended
                                                                         June 30,
                                                         -----------------------------------------
                                                                2003                  2002
                                                         ------------------    -------------------
NET REVENUES
Total revenues for reportable segments                $           2,601,098  $           2,533,300
Other income for Partnership                                            144                  2,015
                                                         ------------------    -------------------

     Total consolidated net revenues                  $           2,601,242  $           2,535,315
                                                         ==================    ===================

OPERATING EXPENSES
Operating expenses for reportable segments            $             999,815  $           1,036,321
Operating expenses for Partnership                                       --                    100
                                                         ------------------    -------------------

     Total operating expenses                         $             999,815  $           1,036,421
                                                         ==================    ===================

INTEREST EXPENSE
Interest expense for reportable segments              $             484,112  $             512,307
Interest expense for Partnership                                     10,181                 10,181
                                                         ------------------    -------------------

     Total interest expense                           $             494,293  $             522,488
                                                         ==================    ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                                 $             611,686  $             659,040
Depreciation and amortization for Partnership                         9,308                  9,308
                                                         ------------------    -------------------

     Total depreciation and amortization              $             620,994  $             668,348
                                                         ==================    ===================

NET LOSS
Total net loss for reportable segments                $              88,572  $            (124,548)
Net loss for Partnership                                           (488,527)              (176,534)
Minority interest income (loss)                                       4,642                (29,350)
                                                         ------------------    -------------------

     Total net loss                                   $            (404,597) $            (271,732)
                                                         ==================    ===================

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 1 and the cautionary statements below.

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

Impairment

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We would be required to recognize an impairment when a property’s estimated undiscounted cash flow is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following tables include our selected summarized operating data for the three months and six months ended June 30, 2003 and June 30, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                          Three Months Ended June 30, 2003
                                       -----------------------------------------------------------------------
                                            Residential       Commercial       Partnership         Total
                                       -----------------------------------------------------------------------
Net revenues                             $        303,998 $       1,088,178 $             71 $       1,392,247
Operating expenses and operating
  expenses - affiliated                           135,360           412,162               --           547,522
Interest expense                                   70,150           169,229            5,091           244,470
Depreciation and amortization                      56,994           244,695            4,655           306,344
Net income (loss)                                   8,924            81,436         (263,062)         (172,702)

                                                          Three Months Ended June 30, 2002
                                       -----------------------------------------------------------------------
                                            Residential       Commercial       Partnership         Total
                                       -----------------------------------------------------------------------
Net revenues                             $        298,392 $         954,875 $            559 $       1,253,826
Operating expenses and operating
  expenses - affiliated                           148,864           358,661            2,100           509,625
Interest expense                                   75,262           178,346            5,091           258,699
Depreciation and amortization                      55,807           270,842            4,655           331,304
Net loss                                          (68,837)          (16,760)         (68,865)         (154,462)

                                                           Six Months Ended June 30, 2003
                                       -----------------------------------------------------------------------
                                            Residential       Commercial       Partnership         Total
                                       -----------------------------------------------------------------------
Net revenues                             $        620,129 $       1,980,969 $            144 $       2,601,242
Operating expenses and operating
  expenses - affiliated                           247,984           751,831               --           999,815
Interest expense                                  141,599           342,513           10,181           494,293
Depreciation and amortization                     114,390           497,296            9,308           620,994
Net income (loss)                                  50,194            38,378         (493,169)         (404,597)

                                                           Six Months Ended June 30, 2002
                                       -----------------------------------------------------------------------
                                            Residential       Commercial       Partnership         Total
                                       -----------------------------------------------------------------------
Net revenues                             $        583,788 $       1,949,512 $          2,015 $       2,535,315
Operating expenses and operating
  expenses - affiliated                           298,612           737,709              100         1,036,421
Interest expense                                  151,743           360,564           10,181           522,488
Depreciation and amortization                     111,329           547,711            9,308           668,348
Net loss                                          (96,103)          (28,445)        (147,184)         (271,732)

Several general trends have affected our recent operating results. Net revenues for the residential segment have increased slightly due to higher average occupancy at The Willows of Plainview Phase II. Net revenues for the commercial segment have increased slightly despite decreased average occupancy, primarily due to an increase in lease-buy-out income at Lakeshore Business Center Phases I and II. Operating expenses and interest expense have remained relatively stable.

Rental and other income generated by our properties and joint ventures for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                        -------------------------    --------------------------
                                                           2003          2002           2003           2002
                                                        -----------   -----------    -----------    -----------
Wholly-Owned Properties
Commonwealth Business Center Phase II                $      121,721 $     143,077  $     245,030 $      283,718

Joint Venture Properties
(Ownership % at June 30, 2003)
The Willows of Plainview II (90.30%)                 $      303,998 $     298,392  $     620,129 $      583,788
Lakeshore Business Center Phase I (81.19%)           $      435,488 $     400,985  $     796,412 $      810,002
Lakeshore Business Center Phase II (81.19%)          $      445,925 $     337,040  $     780,461 $      712,657
Lakeshore Business Center Phase III (81.19%)         $       85,044 $      73,773  $     159,066 $      143,135

The occupancy levels at our properties and joint ventures as of June 30, 2003 and 2002 were as follows:

                                                                  2003                     2002
                                                           -------------------      -------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                              69%                      76%

Joint Venture Properties
(Ownership % on June 30, 2003)
The Willows of Plainview Phase II (90.30%)                         88%                      83%
Lakeshore Business Center Phase I (81.19%)                         69%                      83%
Lakeshore Business Center Phase II (81.19%)                        81%                      87%
Lakeshore Business Center Phase III (81.19%)                       38%                      37%

The average occupancy levels at our properties and joint ventures for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                         2003            2002            2003            2002
                                                      -----------     -----------     -----------     -----------
Wholly-Owned Properties
Commonwealth Business Center Phase II                     69%             78%             69%             79%

Joint Venture Properties
(Ownership % at June 30, 2003)
The Willows of Plainview Phase II (90.30%)                85%             81%             85%             80%
Lakeshore Business Center Phase I (81.19%)                69%             82%             70%             83%
Lakeshore Business Center Phase II (81.19%)               81%             87%             81%             86%
Lakeshore Business Center Phase III (81.19%)              38%             37%             38%             36%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months and six months ending June 30, 2002 and June 30, 2003.

Rental Income

Rental income increased approximately $141,000, or 11%, and $85,000, or 3%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily as the result of an increase in lease-buy-out income at Lakeshore Business Center Phases I and II. The increase is also attributed to increased common area maintenance income at Lakeshore Business Center Phase III and increased average occupancy at The Willows of Plainview Phase II, partially offset by a decrease in average occupancy at Commonwealth Business Center Phase II.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year-to-date results.

Interest and Other Income

Interest and other income decreased approximately $19,000, or 87%, for the six months ended June 30, 2003, as compared to the same period in 2002, primarily as the result of decreased miscellaneous income at Lakeshore Business Center Phases I and II.

Operating Expenses

Operating expenses increased approximately $52,000, or 15%, for the three months ended June 30, 2003, as compared to the same period in 2002, primarily due to an increase in repairs and maintenance, insurance expense and tax consulting fees at the Lakeshore Business Center Phases I, II and III. The increase is also due to an increase in landscaping expense at Lakeshore Business Center Phase I, partially offset by a decrease in bad debt expense and landscaping expense at Commonwealth Business Center Phase II and a decrease in repairs and maintenance, utilities and administrative costs at The Willows of Plainview Phase II.

Operating Expenses — Affiliated

Operating expenses — affiliated decreased approximately $56,000, or 16%, for the six months ended June 30, 2003, as compared to the same period in 2002, primarily as a result of decreased personnel costs. Operating expenses — affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Loss on Disposal of Assets

The loss on disposal of assets for 2002 can be attributed to the retirement of assets at The Willows of Plainview Phase II. The retirements are primarily the result of clubhouse renovations. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Management Fees

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuation of revenues between periods will differ from the fluctuation of management fees expense. Management fees increased approximately $10,000, or 15%, for the three months ended June 30, 2003, as compared to the same period in 2002, primarily as the result of lease-buy-out income at Lakeshore Business Center Phases I and II.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $158,000 and $295,000, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily due to an increase in legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Professional and Administrative Expenses — Affiliated

Professional and administrative expenses — affiliated increased approximately $11,000, or 27%, and $15,000, or 18%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is due to increased salary costs. Professional and administrative expenses — affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. The employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization

Depreciation and amortization decreased approximately $25,000, or 8%, and $47,000, or 7%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, as a result of assets becoming fully depreciated.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                 Six Months Ended
                                                                     June 30,
                                                   --------------------------------------------
                                                          2003                     2002
                                                   ------------------       -------------------
Operating activities                            $             986,936     $             378,886
Investing activities                                         (527,541)                 (452,278)
Financing activities                                         (471,039)                 (467,593)
                                                   ------------------       -------------------

     Net decrease in cash and equivalents       $             (11,644)    $            (540,985)
                                                   ==================       ===================

Cash Flows

Net cash provided by operating activities increased approximately $608,000 for the six months ended June 30, 2003, as compared to the same period in 2002. This was primarily a result of the change in accounts payable, partially offset by reduced earnings from operations before noncash items.

Net cash used in investing activities increased approximately $75,000, or 17%, for the six months ended June 30, 2003 as compared to the same period in 2002. The increase is primarily the result of decreased investment in joint ventures by minority partners.

Net cash used in financing activities increased approximately $3,000 for the six months ended June 30, 2003, as compared to the same period in 2002, primarily as a result of additional loan cost at Lakeshore Business Center Phases I, II and III due to refinancing the existing loans.

Due to the fact that no distributions were paid during the six months ended June 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to continue the operations of our properties without additional financing, excluding the capital improvements and leasing costs described below. Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

In the next 12 months, we expect the demand on future liquidity to increase as a result of replacing the roofs at Lakeshore Business Center Phase I and of future leasing activity at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. These improvements include tenant finish costs, heating and air conditioning equipment and roof replacements, which are expected to total approximately $987,000. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

On June 1, 2003, we signed an amendment to the agreement reached on March 14, 2003 with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages. The amendment suspended principal payments for twelve months beginning with the payments due June 1, 2003. The May 1, 2003 payments were applied to the principal balances. The amendment does not change any terms of the existing mortgage loans.

On March 14, 2003, we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000. As of June 30, 2003, approximately $470,000 of this cost was incurred.

On July 3, 2003, we obtained a commitment from a bank to refinance the existing debt on Lakeshore Business Center Phase III as well as to provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The commitment is for $3,150,000, not to exceed 70% of appraised stabilized value as approved by the lender or 100% of the approved refinance and construction cost, whichever is less. The loan term is for a period of 24 months following closing at a variable interest rate based on the LIBOR one-month rate plus 2.5%.

Currently, our plans for renovations and other major capital expenditures include tenant improvements at our commercial properties as required by lease negotiations at these properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal.

The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, existing financing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

We have no other material commitments for renovations or capital improvements as of June 30, 2003.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, (“ORIG”) an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. NTS-Properties V continues to hold a 81.19% interest in the L/U II Joint Venture after the completion of the NTS-Properties Plus Ltd./ORIG Merger. ORIG now holds a 7.69% interest in the L/U II Joint Venture.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $67,000.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $1,950,348 mortgage payable on Lakeshore Business Center Phase III and the $800,000 mortgage payable on Commonwealth Business Center Phase II. On June 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $544,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgages by approximately $28,000 annually.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740). As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership, as described in more detail in Part I, Item 2 under the caption “Proposed Merger.”

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Item 2 — Changes in Securities and Use of Proceeds
None.

Item 3 — Defaults Upon Senior Securities
None.

Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
None.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties V, a Maryland Limited Partnership. *

(3a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-Properties V, a Maryland Limited Partnership. **

(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(b)	Reports on Form 8-K

We filed a Form 8-K on June 20, 2003, to report an agreement in principle with regard to the settlement of the litigation, as discussed in Part II, Item I.

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
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties V, a Maryland Limited Partnership. *

3a	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-Properties V, a Maryland Limited Partnership. **

31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984 (effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	Attached as an exhibit to this Quarterly Report on Form 10-Q.