Form 10-Q
period 2003-09-30
NTS PROPERTIES V
filed 2003-11-14
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2003
	and December 31, 2002	4

	Consolidated Statement of Partners' Equity as of September 30, 2003	4

	Consolidated Statements of Operations for the Three and Nine
	Months Ended September 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION

Items 1 - 6	28

Signatures	29

Exhibit Index	30

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                        As of                       As of
                                                    September 30,                December 31,
                                                         2003                        2002
                                                 --------------------        --------------------
                                                     (UNAUDITED)
ASSETS
Cash and equivalents                           $              258,907      $              235,801
Cash and equivalents - restricted                             570,737                      74,602
Accounts receivable, net                                      433,075                     332,279
Land, buildings and amenities, net                         20,562,424                  20,764,422
Other assets                                                  959,568                     778,180
                                                 --------------------        --------------------

      TOTAL ASSETS                             $           22,784,711      $           22,185,284
                                                 ====================        ====================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                    $           13,339,546      $           13,517,370
Accounts payable                                            1,148,507                     268,940
Security deposits                                             212,912                     164,707
Other liabilities                                             624,837                     205,071
                                                 --------------------        --------------------

      TOTAL LIABILITIES                                    15,325,802                  14,156,088

MINORITY INTEREST                                           1,032,213                   1,035,110

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                            6,426,696                   6,994,086
                                                 --------------------        --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $           22,784,711      $           22,185,284
                                                 ====================        ====================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner             Total
                                                -----------------   ----------------    --------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $        30,582,037 $              100 $      30,582,137
Net (loss) income - prior years                        (5,798,298)            55,229        (5,743,069)
Net loss - current year                                  (561,716)            (5,674)         (567,390)
Cash distributions declared to date                   (16,641,480)          (168,177)      (16,809,657)
Repurchase of limited partnership interests            (1,035,325)                --        (1,035,325)
                                                -----------------   ----------------    --------------

BALANCES ON SEPTEMBER 30, 2003                $         6,545,218 $         (118,522)$       6,426,696
                                                =================   ================    ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Rental income                                 $    1,232,267 $    1,274,980 $    3,830,683  $    3,788,652
Interest and other income                              1,952          4,021          4,778          25,385
Gain on sale of assets                                    --            280             --             559
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                1,234,219      1,279,281      3,835,461       3,814,596
                                               -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                   356,111        386,282      1,062,354       1,073,576
Operating expenses - affiliated                      127,541        166,703        421,112         515,830
Loss on disposal of assets                             1,430          4,657          1,430          60,029
Interest expense                                     238,760        260,086        733,053         782,575
Management fees                                       66,852         71,884        216,111         213,859
Real estate taxes                                    127,014        182,728        394,668         435,561
Professional and administrative expenses             132,515         57,523        504,975         134,576
Professional and administrative expenses -
  affiliated                                          43,145         38,343        139,868         120,250
Depreciation and amortization                        308,569        332,852        929,563       1,001,200
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                1,401,937      1,501,058      4,403,134       4,337,456
                                               -------------  -------------  -------------   -------------

Loss before minority interest                       (167,718)      (221,777)      (567,673)       (522,860)
Minority interest loss                                (4,925)       (25,986)          (283)        (55,337)
                                               -------------  -------------  -------------   -------------

Net loss                                      $     (162,793)$     (195,791)$     (567,390) $     (467,523)
                                               =============  =============  =============   =============

Net loss allocated to the limited partners    $     (161,165)$     (193,833)$     (561,716) $     (462,848)
                                               =============  =============  =============   =============

Net loss per limited partnership interest     $        (5.28)$        (6.35)$       (18.40) $       (15.16)
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership interests                               30,521         30,521         30,521          30,521
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                          ----------------------------------------------
                                                                 2003                       2002
                                                          -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $            (567,390)     $            (467,523)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Provision for doubtful accounts                                     8,882                     21,341
    Write-off of uncollectible accounts receivable                     (8,753)                   (12,225)
    Loss on disposal of assets                                          1,430                     60,029
    Gain on sale of assets                                                 --                       (559)
    Depreciation and amortization                                   1,089,584                  1,184,635
    Minority interest loss                                               (283)                   (55,337)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                              (496,135)                  (269,968)
      Accounts receivable                                            (100,925)                  (105,603)
      Other assets                                                   (311,844)                  (217,219)
      Accounts payable                                                879,567                    (47,807)
      Security deposits                                                48,205                    (19,300)
      Other liabilities                                               419,766                    475,999
                                                          -------------------        -------------------

     Net cash provided by operating activities                        962,104                    546,463
                                                          -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                           (728,996)                  (681,995)
Proceeds from sale of land, buildings and amenities                        --                        559
Minority interest                                                      (2,614)                   174,686
                                                          -------------------        -------------------

     Net cash used in investing activities                           (731,610)                  (506,750)
                                                          -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                             465,714                    955,974
Principal payments on mortgages and notes payable                    (643,538)                  (914,667)
Additions to loan costs                                               (29,564)                    (4,525)
                                                          -------------------        -------------------

     Net cash (used in) provided by financing activities             (207,388)                    36,782
                                                          -------------------        -------------------

     Net increase in cash and equivalents                              23,106                     76,495

CASH AND EQUIVALENTS, beginning of period                             235,801                    682,448
                                                          -------------------        -------------------

CASH AND EQUIVALENTS, end of period                     $             258,907      $             758,943
                                                          ===================        ===================

Interest paid on a cash basis                           $             693,476      $             743,388
                                                          ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties V or its interests in its property and joint ventures.

Note 1 — Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and will become effective for the period ending December 31, 2003 for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

Minority Interest

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position No. FAS 150-3 was issued, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions of SFAS 150.

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2003, the estimated settlement value of these noncontrolling interests is approximately $3,114,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of the property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the property been prepaid on September 30, 2003. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2003, approximately $41,000 of our overnight investment was included in cash and equivalents.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2003 did not result in an impairment loss.

Note 7 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                    September 30,          December 31,
                                                                        2003                  2002
                                                                 ------------------    -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                $      3,356,890      $       3,567,113

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                        3,120,096              3,315,490

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.            2,364,759              2,494,654

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.            1,412,338              1,489,917

Mortgage payable to a bank on demand with interest payable
in monthly installments, at a variable rate based on LIBOR
daily rate plus 2.3%, currently 3.415%, due September 8, 2003,
secured by land and a building.                                       2,285,463              1,844,049

Mortgage payable to a bank on demand with interest payable
in monthly installments, at a variable rate based on LIBOR
one-month rate plus 2.75%, currently 3.865%, due November
1, 2003, secured by land and a building.                                800,000                800,000

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
April 2003.                                                                  --                  5,595

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
April 2003.                                                                  --                    552
                                                                 --------------        ---------------

                                                               $     13,339,546      $      13,517,370
                                                                 ==============        ===============

Based on the borrowing rates currently available to us for mortgages and notes with similar terms and average maturities, the fair value of long-term debt is approximately $13,800,000.

On August 1, 2003, we obtained a 90-day extension of the $800,000 mortgage loan originally due August 1, 2003, extending the maturity date to November 1, 2003. We are currently negotiating a twelve-month renewal of this mortgage loan, however there can be no assurance that we will be successful in obtaining the renewal or that the rates or terms will be acceptable.

On October 1, 2003, we refinanced the $2,285,463 mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The new loan is for $3,150,000 and matures on October 1, 2005. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                      Nine Months Ended
                                                                        September 30,
                                                         -------------------------------------------
                                                                2003                    2002
                                                         ------------------      -------------------

Property management fees                              $             216,111    $             213,859
                                                         ------------------      -------------------

Property management                                                 285,501                  338,476
Leasing                                                              55,590                  105,447
Administrative - operating                                           79,490                   71,162
Other                                                                   531                      745
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          421,112                  515,830
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated               139,868                  120,250
                                                         ------------------      -------------------

Repair and maintenance fees                                           5,132                   31,547
Leasing commissions                                                   1,020                   77,760
Construction management                                                  --                    6,060
                                                         ------------------      -------------------

     Total related party transactions capitalized                     6,152                  115,367
                                                         ------------------      -------------------

Total related party transactions                      $             783,243    $             965,306
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

On March 14, 2003, we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000. As of September 30, 2003, approximately $602,000 of this cost has been incurred.

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

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner and the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On October 1, 2003, in the Bohm litigation the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the nine months ended September 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $217,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement of the Buchanan and Bohm litigation, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $87,000.

Note 10 — Segment Reporting

Our two reportable operating segments are — Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase II. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

                                                         Three Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          306,070 $           926,197 $         1,232,267
Interest and other income                                    496                 745               1,241
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          306,566 $           926,942 $         1,233,508
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          124,305 $           359,347 $           483,652
Loss on disposal of assets                                    --               1,430               1,430
Interest expense                                          68,885             164,784             233,669
Management fees                                           15,003              51,849              66,852
Real estate taxes                                          9,966             117,048             127,014
Depreciation and amortization                             56,966             246,949             303,915
                                               -----------------  ------------------  ------------------

     Total expenses                                      275,125             941,407           1,216,532
                                               =================  ==================  ==================

     Net income (loss)                        $           31,441 $           (14,465)$            16,976
                                               =================  ==================  ==================

                                                         Three Months Ended September 30, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          318,523 $           956,457 $         1,274,980
Interest and other income                                    507               2,829               3,336
Gain on sale of assets                                       280                  --                 280
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          319,310 $           959,286 $         1,278,596
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          150,129 $           404,956 $           555,085
Loss on disposal of assets                                    --               4,657               4,657
Interest expense                                          74,013             180,982             254,995
Management fees                                           16,131              55,753              71,884
Real estate taxes                                         16,333             166,395             182,728
Depreciation and amortization                             57,331             270,867             328,198
                                               -----------------  ------------------  ------------------

     Total expenses                                      313,937           1,083,610           1,397,547
                                               =================  ==================  ==================

     Net income (loss)                        $            5,373 $          (124,324)$          (118,951)
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          925,962 $         2,904,721 $         3,830,683
Interest and other income                                    734               3,189               3,923
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          926,696 $         2,907,910 $         3,834,606
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          372,287 $         1,111,179 $         1,483,466
Loss on disposal of assets                                    --               1,430               1,430
Interest expense                                         210,484             507,297             717,781
Management fees                                           47,407             168,704             216,111
Real estate taxes                                         43,524             351,144             394,668
Depreciation and amortization                            171,356             744,243             915,599
                                               -----------------  ------------------  ------------------

     Total expenses                                      845,058           2,883,997           3,729,055
                                               =================  ==================  ==================

     Net income                               $           81,638 $            23,913 $           105,551
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          901,108 $         2,887,544 $         3,788,652
Interest and other income                                  1,430              21,255              22,685
Gain on sale of assets                                       559                  --                 559
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          903,097 $         2,908,799 $         3,811,896
                                               =================  ==================  ==================

Operating expenses and operating
  expenses -affiliated                        $          448,739 $         1,142,667 $         1,591,406
Loss on disposal of assets                                55,372               4,657              60,029
Interest expense                                         225,756             541,547             767,303
Management fees                                           46,299             167,560             213,859
Real estate taxes                                         49,000             386,561             435,561
Depreciation and amortization                            168,660             818,576             987,236
                                               -----------------  ------------------  ------------------

     Total expenses                                      993,826           3,061,568           4,055,394
                                               =================  ==================  ==================

     Net loss                                 $          (90,729)$          (152,769)$          (243,498)
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                    Three Months Ended
                                                                       September 30,
                                                         -----------------------------------------
                                                                2003                  2002
                                                         ------------------    -------------------
NET REVENUES
Total revenues for reportable segments                $           1,233,508  $           1,278,596
Other income for Partnership                                            711                    685
                                                         ------------------    -------------------

     Total consolidated net revenues                  $           1,234,219  $           1,279,281
                                                         ==================    ===================

OPERATING EXPENSES
Operating expenses for reportable segments            $             483,652  $             555,085
Operating expenses for Partnership                                       --                 (2,100)
                                                         ------------------    -------------------

     Total operating expenses                         $             483,652  $             552,985
                                                         ==================    ===================

INTEREST EXPENSE
Interest expense for reportable segments              $             233,669  $             254,995
Interest expense for Partnership                                      5,091                  5,091
                                                         ------------------    -------------------

     Total interest expense                           $             238,760  $             260,086
                                                         ==================    ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                                 $             303,915  $             328,198
Depreciation and amortization for Partnership                         4,654                  4,654
                                                         ------------------    -------------------

     Total depreciation and amortization              $             308,569  $             332,852
                                                         ==================    ===================

NET LOSS
Total net income (loss) for reportable segments       $              16,976  $            (118,951)
Net loss for Partnership                                           (184,694)              (102,826)
Minority interest loss                                               (4,925)               (25,986)
                                                         ------------------    -------------------

     Total net loss                                   $            (162,793) $            (195,791)
                                                         ==================    ===================

                                                                     Nine Months Ended
                                                                       September 30,
                                                         -----------------------------------------
                                                                2003                  2002
                                                         ------------------    -------------------
NET REVENUES
Total revenues for reportable segments                $           3,834,606  $           3,811,896
Other income for Partnership                                            855                  2,700
                                                         ------------------    -------------------

     Total consolidated net revenues                  $           3,835,461  $           3,814,596
                                                         ==================    ===================

OPERATING EXPENSES
Operating expenses for reportable segments            $           1,483,466  $           1,591,406
Operating expenses for Partnership                                       --                 (2,000)
                                                         ------------------    -------------------

     Total operating expenses                         $           1,483,466  $           1,589,406
                                                         ==================    ===================

INTEREST EXPENSE
Interest expense for reportable segments              $             717,781  $             767,303
Interest expense for Partnership                                     15,272                 15,272
                                                         ------------------    -------------------

     Total interest expense                           $             733,053  $             782,575
                                                         ==================    ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                                 $             915,599  $             987,236
Depreciation and amortization for Partnership                        13,964                 13,964
                                                         ------------------    -------------------

     Total depreciation and amortization              $             929,563  $           1,001,200
                                                         ==================    ===================

NET LOSS
Total net income (loss) for reportable segments       $             105,551  $            (243,498)
Net loss for Partnership                                           (673,224)              (279,362)
Minority interest loss                                                 (283)               (55,337)
                                                         ------------------    -------------------

     Total net loss                                   $            (567,390) $            (467,523)
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

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                Three Months Ended September 30, 2003
                                 ---------------------------------------------------------------------
                                    Residential       Commercial       Partnership         Total
                                 ---------------------------------------------------------------------
Net revenues                     $        306,566 $         926,942 $            711 $       1,234,219
Operating expenses and operating
  expenses - affiliated                   124,305           359,347               --           483,652
Interest expense                           68,885           164,784            5,091           238,760
Depreciation and amortization              56,966           246,949            4,654           308,569
Net income (loss)                          31,441           (14,465)        (179,769)         (162,793)

                                                 Three Months Ended September 30, 2002
                                  ---------------------------------------------------------------------
                                     Residential       Commercial       Partnership         Total
                                  ---------------------------------------------------------------------
Net revenues                      $        319,310 $         959,286 $            685 $       1,279,281
Operating expenses and operating
  expenses - affiliated                    150,129           404,956           (2,100)          552,985
Interest expense                            74,013           180,982            5,091           260,086
Depreciation and amortization               57,331           270,867            4,654           332,852
Net income (loss)                            5,373          (124,324)         (76,840)         (195,791)

                                                 Nine Months Ended September 30, 2003
                                  ---------------------------------------------------------------------
                                     Residential       Commercial       Partnership         Total
                                  ---------------------------------------------------------------------
Net revenues                      $        926,696 $       2,907,910 $            855 $       3,835,461
Operating expenses and operating
  expenses - affiliated                    372,287         1,111,179               --         1,483,466
Interest expense                           210,484           507,297           15,272           733,053
Depreciation and amortization              171,356           744,243           13,964           929,563
Net income (loss)                           81,638            23,913         (672,941)         (567,390)

                                                 Nine Months Ended September 30, 2002
                                  ---------------------------------------------------------------------
                                     Residential       Commercial       Partnership         Total
                                  ---------------------------------------------------------------------
Net revenues                      $        903,097 $       2,908,799 $          2,700 $       3,814,596
Operating expenses and operating
  expenses - affiliated                    448,739         1,142,667           (2,000)        1,589,406
Interest expense                           225,756           541,547           15,272           782,575
Depreciation and amortization              168,660           818,576           13,964         1,001,200
Net loss                                   (90,729)         (152,769)        (224,025)         (467,523)

During our most recent operating period net revenues for the commercial segment have decreased slightly due to lower average occupancy at Lakeshore Business Center Phases I and II and Commonwealth Business Center Phase I. Net revenues for the residential segment have increased slightly year to date due to higher average occupancy. Operating expenses and operating expenses — affiliated have decreased primarily as a result of personnel changes for both the residential and commercial segments. Interest expense and depreciation expense have decreased due to lower debt balances and assets becoming fully depreciated, respectively. Our partnership net losses have been negatively impacted by the expenses related to our ongoing litigation.

Rental and other income generated by our properties and joint ventures for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                               -------------------------    --------------------------
                                                  2003           2002           2003           2002
                                               -----------   -----------    -----------    -----------
Wholly-Owned Properties
Commonwealth Business Center Phase II        $     122,288 $     129,770  $     367,317 $      413,487

Joint Venture Properties
(Ownership % at September 30, 2003)
The Willows of Plainview II (90.30%)         $     306,566 $     319,310  $     926,696 $      903,097
Lakeshore Business Center Phase I (81.19%)   $     358,459 $     400,292  $   1,154,871 $    1,210,294
Lakeshore Business Center Phase II (81.19%)  $     332,246 $     355,482  $   1,112,707 $    1,068,140
Lakeshore Business Center Phase III (81.19%) $     113,949 $      73,742  $     273,015 $      216,878

The occupancy levels at our properties and joint ventures as of September 30, 2003 and 2002 were as follows:

                                                         2003                     2002
                                                  -------------------      -------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                     67%                      76%

Joint Venture Properties
(Ownership % on September 30, 2003)
The Willows of Plainview Phase II (90.30%)                83%                      93%
Lakeshore Business Center Phase I (81.19%)                72%                      80%
Lakeshore Business Center Phase II (81.19%)               78%                      85%
Lakeshore Business Center Phase III (81.19%)              89%                      37%

The average occupancy levels at our properties and joint ventures for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                               ---------------------------     ---------------------------
                                                  2003            2002            2003            2002
                                               -----------     -----------     -----------     -----------
Wholly-Owned Properties
Commonwealth Business Center Phase II              68%             77%             68%             79%

Joint Venture Properties
(Ownership % at September 30, 2003)
The Willows of Plainview Phase II (90.30%)         87%             90%             85%             83%
Lakeshore Business Center Phase I (81.19%)         71%             80%             70%             82%
Lakeshore Business Center Phase II (81.19%)        81%             85%             81%             85%
Lakeshore Business Center Phase III (81.19%)       72%             37%             49%             36%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three and nine months ending September 30, 2002 and 2003.

Rental Income

Rental income decreased approximately $43,000, or 3%, for the three months ended September 30, 2003, as compared to the same period in 2002, primarily as a result of decreased average occupancy at The Willows of Plainview Phase II, Commonwealth Business Center Phase II and Lakeshore Business Center Phases I and II. The decrease is partially offset by increased average occupancy at Lakeshore Business Center Phase III.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Interest and Other Income

Interest and other income decreased approximately $2,000, or 52%, and $21,000, or 81%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily as the result of decreased miscellaneous income at Lakeshore Business Center Phases I and II.

Operating Expenses

Operating expenses decreased approximately $30,000, or 8%, for the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to a decrease in repairs and maintenance at The Willows of Plainview Phase II and Lakeshore Business Center Phase I. The decrease is also due to decreased professional services and continued amortization of prepaid leasing commissions at Commonwealth Business Center Phase II and decreased administrative expenses at Lakeshore Business Center Phases I , II and III. The decrease is partially offset by an increase in insurance expense at The Willows of Plainview Phase II, Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

Operating Expenses – Affiliated

Operating expenses – affiliated decreased approximately $39,000, or 24%, and $95,000, or 18%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily as a result of decreased personnel costs. Operating expenses – affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Loss on Disposal of Assets

The loss on disposal of asset for 2003 can be attributed to the retirement of assets at Lakeshore Business Center Phase I. The retirements are primarily the result of tenant improvements. The loss on disposal of assets for 2002 can be attributed to the retirement of assets at The Willows of Plainview Phase II and Lakeshore Business Center Phase I. The retirements are primarily the result of clubhouse renovations and tenant improvements. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Real Estate Taxes

Real estate taxes decreased approximately $56,000, or 31%, for the three months ended September 30, 2003, as compared to the same period in 2002, primarily as a result of a decreased assessment.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $75,000 and $370,000, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily due to an increase in legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Professional and Administrative Expenses — Affiliated

Professional and administrative expenses — affiliated increased approximately $5,000, or 13%, and $20,000, or 16%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase is due to increased salary costs. Professional and administrative expenses — affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. The employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization

Depreciation and amortization decreased approximately $24,000, or 7%, and $72,000, or 7%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, as a result of assets becoming fully depreciated.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2003 and 2002.

Cash flows provided by (used in):

                                                              Nine Months Ended
                                                                September 30,
                                                 --------------------------------------------
                                                        2003                     2002
                                                 ------------------       -------------------
Operating activities                          $             962,104     $             546,463
Investing activities                                       (731,610)                 (506,750)
Financing activities                                       (207,388)                   36,782
                                                 ------------------       -------------------

     Net increase in cash and equivalents     $              23,106     $              76,495
                                                 ==================       ===================

Cash Flows

Net cash provided by operating activities increased approximately $416,000, or 76%, for the nine months ended September 30, 2003, as compared to the same period in 2002. This was primarily a result of the change in accounts payable which was partially offset by reduced earnings from operations before noncash items.

Net cash used in investing activities increased approximately $225,000, or 44%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is primarily the result of decreased investment in consolidated joint ventures by minority partners and increased capital expenditures.

Net cash used in financing activities increased approximately $244,000 for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily as the result of refinancing the existing loans at Lakeshore Business Center Phases I and II and decreased funds drawn on the Lakeshore Business Center Phase III loan.

Due to the fact that no distributions were paid during the nine months ended September 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with accounting principles generally accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

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

On March 14, 2003, we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000. As of September 30, 2003, approximately $602,000 of this cost was incurred.

On October 1, 2003, we refinanced the $2,285,463 mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The new loan is for $3,150,000 and matures on October 1, 2005. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

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

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital improvements as of September 30, 2003.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC (“ORIG”), an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. We continue to hold a 81.19% interest in the L/U II Joint Venture after the completion of the NTS-Properties Plus Ltd./ORIG Merger. ORIG now holds a 7.69% interest in the L/U II Joint Venture.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $87,000.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $2,285,463 mortgage payable on Lakeshore Business Center Phase III and the $800,000 mortgage payable on Commonwealth Business Center Phase II. On September 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $282,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgages by approximately $31,000 annually.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On October 1, 2003, in the litigation against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) that is pending in the Circuit Court of Jefferson County, Kentucky, the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the litigation captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090), filed against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us that is pending in the Superior Court of the State of California, seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS- Properties V, a Maryland Limited Partnership. *
(3a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS- Properties V, a Maryland Limited Partnership. **
(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(a)	Reports on Form 8-K None.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984 (effective August 1, 1984) under Commission File No. 2-90818.
**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0- 13400.
***	Attached as an exhibit to this Quarterly Report on Form 10-Q.

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

Date: November 14, 2003

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