Form 10-K
period 2003-12-31
NTS PROPERTIES V
filed 2004-03-29
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13400

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Maryland	61-1051452
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10172 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities pursuant to Section 12(g) of the Act:

Limited Partnership Interests
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-14
Item 3.	Legal Proceedings	14-16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Registrant's Limited Partnership Interests and Related Partner Matters	17
Item 6.	Selected Financial Data	18-19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Consolidated Financial Statements and Supplementary Data	34-57
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	59

PART III

Item 10.	Directors and Executive Officers of the Registrant	60-61
Item 11.	Management Remuneration and Transactions	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management	63
Item 13.	Certain Relationships and Related Transactions	64-65
Item 14.	Principal Accountant Fees and Services	65

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	66-71
Signatures		72

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 — Business and Properties, and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. See Part II — Item 7 for Cautionary Statements.

PART I

Items 1 and 2 — Business and Properties

Development of Business

NTS-Properties V, a Maryland limited partnership (the “Partnership”), is a limited partnership organized under the laws of the state of Maryland on April 30, 1984. The general partner is NTS-Properties Associates V, a Kentucky limited partnership (the “General Partner”). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2003, the Partnership owned the following properties and joint venture interests listed below. As used in this Form 10-K the terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in this property and these joint ventures:

·	Commonwealth Business Center Phase II, a business center with approximately 65,700 net rentable square feet located in Louisville, Kentucky, constructed by us.

·	A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties IV, an affiliate of our General Partner. Our percentage interest in the joint venture was 90.30% on December 31, 2003.

·	A joint venture interest in the Lakeshore/University II Joint Venture (the “L/U II Joint Venture”). The L/U II Joint Venture was formed on January 23,1995 among us and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 81.19% on December 31, 2003.

A description of the properties owned by the L/U II Joint Venture as of December 31, 2003 appears below:

·	Lakeshore Business Center Phase I — a business center with approximately 104,100 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

·	Lakeshore Business Center Phase II — a business center with approximately 96,600 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

·	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida, constructed by the joint venture.

We or the joint ventures in which we are a partner have a fee title interest in the above properties. We believe that our properties are adequately covered by property insurance.

As of December 31, 2003, our properties or joint ventures were encumbered by mortgages as shown in the table below:

                                                 Interest         Maturity              Balance
Property                                           Rate             Date              on 12/31/03
-------------------------------------------  -----------------  ------------       -----------------
The Willows of Plainview Phase II                  7.20%          01/05/13   (1)  $        2,319,883
The Willows of Plainview Phase II                  7.20%          01/05/13   (1)  $        1,385,536
Lakeshore Business Center Phase I                 8.125%          08/01/08   (2)  $        3,120,096
Lakeshore Business Center Phase II                8.125%          08/01/08   (2)  $        3,356,890
Lakeshore Business Center Phase III            LIBOR + 2.5%       10/01/05   (3)  $        2,632,387
Commonwealth Business Center Phase II          LIBOR + 2.75%      11/01/04   (4)  $          800,000
(1)	Current monthly principal payments are based upon a 15-year amortization schedule. At maturity, we believe the mortgages will have been repaid based on the current rate of amortization.
(2)	Current monthly principal payments are based upon a 12-year amortization schedule. We expect the outstanding balances at maturity will be approximately $757,000 and $814,000, respectively.
(3)	The construction loan for Lakeshore Business Center Phase III requires interest payments only through January 2005. Principal payments will be required starting February 1, 2005. We anticipate replacing the construction loan with permanent financing at or before its maturity.
(4)	The short term mortgage for Commonwealth Business Center Phase II requires interest payments only through November 2004. We anticipate replacing the short term mortgage with additional financing at or before its maturity.

Financial Information About Industry Segments

We are engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 — Note 9 for information regarding these operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners’ capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see Item 8, Note 8 and Note 11 for information regarding our proposed merger with other affiliated entities.

Description of Real Property

Commonwealth Business Center Phase II

As of December 31, 2003, there were 9 tenants leasing space aggregating approximately 40,800 square feet of rentable area at Commonwealth Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase II are professional service entities. The principal occupations/professions practiced include engineering and a switching station. Two tenants individually lease more than 10% of Commonwealth Business Center Phase II’s rentable area. The occupancy levels at the business center as of December 31 were 62% (2003), 73% (2002), 81% (2001), 73% (2000) and 86% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2003.

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration            Net Rentable Area               per Square Foot
-------------------------------     ------------------    --------------------------     --------------------------
               1                           2011                 13,846 (21.1%)                     $7.50
               2                           2008                 11,674 (17.8%)                     $7.15

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

Monthly rental rates at The Willows of Plainview Phase II start at $699 for one-bedroom apartments, $959 for two-bedroom apartments and $1,079 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 82% (2003), 89% (2002), 74% (2001), 89% (2000) and 87% (1999). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase I

As of December 31, 2003, there were 28 tenants leasing space aggregating approximately 73,500 square feet of the rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service entities. The principal occupations/professions practiced include telemarketing services, financial services and dental equipment suppliers. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I’s rentable area. The occupancy levels at the business center as of December 31, were 71% (2003), 71% (2002), 89% (2001), 85% (2000) and 73% (1999). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase II

As of December 31, 2003, there were 18 tenants leasing space aggregating approximately 75,300 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service entities.

The principal occupations/professions practiced include medical equipment leasing, insurance services and credit research services. One tenant individually leases more than 10% of Lakeshore Business Center Phase II’s rentable area. The occupancy levels at the business center as of December 31 were 79% (2003), 81% (2002), 82% (2001), 86% (2000) and 72% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant lease in effect on December 31, 2003:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration            Net Rentable Area               per Square Foot
-------------------------------     ------------------    --------------------------     --------------------------
               1                           2008                 27,868 (28.8%)                     $10.25

(1)     Major tenants are those that individually occupy 10% or more of the rentable square footage.

Lakeshore Business Center Phase III

As of December 31, 2003, there were 4 tenants leasing space aggregating approximately 34,800 square feet of the rentable area at Lakeshore Business Center Phase III. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy space at Lakeshore Business Center Phase III are professional service entities. The principal occupations/professions practiced are insurance services, telecommunications and engineering. The building was constructed in the year 2000. Three tenants individually lease more than 10% of Lakeshore Business Center Phase III’s rentable area. The occupancy levels at the business center as of December 31 were 89% (2003), 37% (2002), 28% (2001) and 12% (2000). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2003:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1) :                      Expiration            Net Rentable Area               per Square Foot
-------------------------------     ------------------    --------------------------     --------------------------
               1                           2014                 20,135 (51.8%)                     $11.50
               2                           2006                  6,190 (15.9%)                     $14.60
               3                           2006                  4,689 (12.1%)                     $14.71

(1)     Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional Operating Data

Additional operating data regarding our properties is furnished in the following table.

                                                        Federal            Property             Annual
                                                       Tax Basis           Tax Rate         Property Taxes
Wholly-Owned Properties                            ------------------  -----------------  ------------------
Commonwealth Business Center Phase II             $         4,833,834       .010935      $            34,444

Joint Venture Properties
The Willows of Plainview II                                 8,154,861       .010935                   56,796
Lakeshore Business Center Phase I                          10,578,645       .024431                  165,969
Lakeshore Business Center Phase II                         12,613,428       .024431                  190,364
Lakeshore Business Center Phase III                         5,434,159       .024431                   60,480

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes in $42,053,881.

Joint Venture Investments

NTS Willows Phase II Joint Venture

On September 1, 1984, we entered into a joint venture agreement with NTS-Properties IV to develop, construct, own and operate a 144 — unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than its cash and cash equivalent assets;

·	the vote or consent of each of the Partners to dissolve the Partnership; or

·	September 30, 2028.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages on December 31, 2003 is $3,705,419 ($2,319,883 and $1,385,536). The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a 15-year amortization

schedule.     At maturity, we believe the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term “Net Cash Flow” means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property. “Percentage Interest” means that percentage which the capital contributions of a partner bears to the aggregate capital contributions of all partners. Net income or loss is allocated between the partners in accordance with their respective percentage interests. Our ownership share was 90.30% on December 31, 2003, 2002 and 2001.

Lakeshore/University II Joint Venture

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the “L/U II Joint Venture”) was formed among us and NTS-Properties IV, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

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

Lakeshore Business Center Phase II                  NTS-Properties Plus Ltd.

Undeveloped land adjacent to the Lakeshore          NTS-Properties Plus Ltd.
Business Center development (3.8 acres)

Undeveloped land adjacent to the Lakeshore          NTS/Fort Lauderdale, Ltd.
Business Center development (2.4 acres)

University Business Center Phase II                 NTS-Properties V and NTS Properties Plus Ltd.

The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of the real property and the sale and/or collection of any evidences of indebtedness received in connection therewith;

·	the vote or consent of each of the Partners to dissolve the Partnership; or

·	December 31, 2030.

The properties of the L/U II Joint Venture are encumbered by mortgages payable as follows:

      Loan Balance
       on 12/31/03                     Encumbered Property
-------------------------  --------------------------------------------
  $             3,120,096  Lakeshore Business Center Phase I
  $             3,356,890  Lakeshore Business Center Phase II
  $             2,632,387  Lakeshore Business Center Phase III

The loans are recorded as liabilities of the joint venture. The mortgages of Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule.

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due to the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

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

On October 1, 2003, we refinanced the mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs and interest carry. The new loan is for $3,150,000, matures on

October 1, 2005 and has an outstanding balance of $2,632,387 as of December 31, 2003. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

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

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interest. The term “Net Cash Flow” means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contributions of a partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners in accordance with their respective percentage interests pursuant to the joint venture agreements. Our ownership share was 81.19% on December 31, 2003, 2002 and 2001.

In June 2002, NTS-Properties Plus Ltd. one of the original members of the L/U II Joint Venture, merged into ORIG, LLC, (“ORIG”) an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus Ltd. in the joint venture. See the information under the caption “Ownership of Joint Ventures” in Part II, Item 7 of this Form 10-K.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. In the vicinity of The Willows of Plainview Phase II, there are two apartment communities scheduled to start construction in 2004 and three apartment communities that are currently under construction and scheduled for completion in 2004. Of the two apartment communities scheduled to start construction, one is planning to build a total of 502 apartments with 252 apartments expected to be completed in 2004. The other apartment community scheduled to begin construction in 2004 is planning to build 200 apartments. The three apartment communities currently under construction will have a total of 406 apartments upon completion. The largest of the three communities will have 250 units. Of the two remaining communities, one will have 120 apartments and the other will have 36 apartments.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the “Agreement”). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J.D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates V. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received a total of $286,176 in property management fees for the year ended December 31, 2003. $224,205 was received from the commercial properties and $61,971 was received from the residential property. The fee is equal to 6% of gross receipts from commercial properties and 5% of gross receipts from residential properties.

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

The term of the Agreement between NTS Development Company and us was for an initial period of five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2003, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of our General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner’s duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 — Note 7 and Part III, Item 13 for further discussions of related party transactions.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 — Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner and the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it. On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity. For more information on the merger, see Item 7, Proposed Merger.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

At the Final Hearing, any member of the class of plaintiffs may appear personally or through his or her counsel to object to the final approval of the Stipulation and Agreement of Settlement, the entry of a final judgment dismissing with prejudice the Buchanan litigation or the application for an award of attorneys’ fees and expenses to the counsel for the class of plaintiffs. To do so, a class member must file the following with the Superior Court and the attorneys for the class of plaintiffs and the General Partners and other defendants at least fourteen days prior to the Final Hearing: (1) a notice of the class member’s intention to appear at the Final Hearing, (2) a detailed statement of the class member’s specific objections and (3) the grounds for the objections and any documents that the class member desires the Superior Court to consider.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $204,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 — Market for Registrant’s Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. We had 1,342 limited partners as of January 31, 2004. Cash distributions and allocations of income (loss) are made as described in Item 8 — Note 1D.

No distributions were paid during 2003, 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been indefinitely suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 — Selected Financial Data

Years ended December 31:

                                   2003              2002             2001             2000              1999
                              ---------------  ----------------  ---------------  ---------------  ----------------
Total revenues               $      5,081,130 $       5,006,595 $      5,077,144 $      4,756,468 $       4,605,597
Operating income             $        188,622 $         323,470 $        613,336 $        994,472 $         768,939

Loss before
  minority interest          $       (667,354)$        (758,446)$       (462,553)$        (48,330)$         (90,500)
Minority interest            $         (5,090)$         (74,459)$        (52,034)$        (10,123)$         (11,230)

Net loss                     $       (662,264)$        (683,987)$       (410,519)$        (38,207)$         (79,270)

Net loss allocated to:
    General Partner          $         (6,623)$          (6,840)$         (4,105)$           (382)$            (793)
    Limited partners         $       (655,641)$        (677,147)$       (406,414)$        (37,825)$         (78,477)

Net loss per limited
  partnership interest       $        (21.48) $         (22.19) $        (13.32) $         (1.24) $          (2.39)

Weighted average number
  of limited partnership
  interests                            30,521            30,521           30,521           30,620            32,861

Cumulative net income
  allocated to:
    General Partner          $         48,606 $          55,229 $         62,069 $         66,174 $          66,556
    Limited partners         $     (6,453,939)$      (5,798,298)$     (5,121,151)$     (4,714,737)$      (4,676,912)

Cumulative taxable
  income (loss) allocated to:
    General Partner          $        160,343 $         156,787 $        158,336 $        165,329 $         146,496
    Limited partners         $     (8,354,381)$      (7,701,424)$     (6,706,294)$     (5,864,636)$      (5,723,508)

Distributions declared:
  General Partner            $             -- $              -- $             -- $             -- $          12,649
  Limited partners           $             -- $              -- $             -- $             -- $       1,252,275

Cumulative distributions
  declared:
    General Partner          $        168,176 $         168,176 $        168,176 $        168,176 $         168,176
    Limited partners         $     16,641,479 $      16,641,479 $     16,641,479 $     16,641,479 $      16,641,479

At year end:
  Land, buildings and
  amenities, net             $     20,360,408 $      20,764,422 $     21,435,471 $     22,074,949 $      19,908,042

Total assets                 $     22,385,446 $      22,185,284 $     23,268,453 $     24,186,003 $      23,880,328

Mortgages and notes
payable                      $     13,614,792 $      13,517,370 $     13,792,816 $     14,436,464 $      14,143,157

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts. The affected data in the table above has been restated to provide comparable information for all periods presented.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8 and the cautionary statements below.

Critical Accounting Policies

General

A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

Recognition of Rental Income

Our apartment community has operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $158,000, $110,000 and $145,000, for the years ended December 31, 2003, 2002 and 2001, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 3 — 30 years, land improvements have estimated useful lives of between 5 — 30 years, and amenities have estimated useful lives between 3 — 30 years.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31 2003, the estimated settlement value of these noncontrolling interests is approximately $3,147,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering the properties been prepaid on December 31, 2003. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations for 2003, 2002 and 2001

The following table includes our selected summarized operating data for the years ended December 31, 2003, 2002 and 2001. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part II, Item 8 of this report.

The following table of segment data is provided:

                                                                             2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,232,075 $       3,849,055 $             -- $       5,081,130
Operating expenses and operating
  expenses - affiliated                                504,459         1,503,159               --         2,007,618
Depreciation and amortization                          228,427           995,648           18,619         1,242,694
Interest expense                                       278,086           678,678           20,362           977,126
Net income (loss)                                      101,020            36,307         (799,591)         (662,264)

                                                                             2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,225,210 $       3,781,385 $             -- $       5,006,595
Operating expenses and operating
  expense - affiliated                                 593,838         1,551,296           (2,000)        2,143,134
Depreciation and amortization                          226,011         1,094,496           18,619         1,339,126
Interest expense                                       298,498           720,638           20,362         1,039,498
Net loss                                               (75,047)         (248,447)        (360,493)         (683,987)

                                                                             2001
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,239,900 $       3,837,244 $             -- $       5,077,144
Operating expenses and operating
  expenses - affiliated                                587,947         1,525,985            2,000         2,115,932
Depreciation and amortization                          221,236         1,014,017           18,619         1,253,872
Interest expense                                       317,072           798,266           20,362         1,135,700
Net loss                                               (12,115)         (136,911)        (261,493)         (410,519)

During our most recent operating period net revenues for the residential segment have essentially remained level, while net revenues for the commercial segment have increased primarily due to higher average occupancy at Lakeshore Business Center Phase III as a result of our efforts to lease this recently constructed property. This is partially offset by occupancy decreases at Commonwealth Business Center Phase II, where we have not been successful in renewing several tenants’ expired leases. We continue our leasing efforts by seeking new tenants for this property. Operating expenses and operating expenses — affiliated have decreased primarily as a result of personnel changes for both the residential and commercial segments. Interest expense and depreciation expense have decreased due to lower debt balances and assets becoming fully depreciated, respectively. The expenses related to our ongoing litigation and proposed merger have negatively impacted our partnership net losses.

The rental income and tenant reimbursements generated by our properties and joint ventures for the years ended December 31 were as follows:

                                                                2003            2002             2001
                                                            -------------   -------------   --------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                     $       472,591 $       543,963 $        566,413

Joint Venture Properties
(Ownership % on December 31, 2003)
The Willows of Plainview Phase II (90.30%) (1)            $     1,232,075 $     1,225,210 $      1,239,900
Lakeshore Business Center Phase I (81.19%) (1)            $     1,520,509 $     1,557,015 $      1,603,765
Lakeshore Business Center Phase II (81.19%) (1)           $     1,446,848 $     1,390,591 $      1,454,079
Lakeshore Business Center Phase III (81.19%)              $       409,107 $       289,816 $        212,987
(1)	We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                            62%            73%            81%

Joint Venture Properties
(Ownership % on December 31, 2003)
The Willows of Plainview Phase II (90.30%) (2)                   82%            89%            74%
Lakeshore Business Center Phase I (81.19%) (2)                   71%            71%            89%
Lakeshore Business Center Phase II (81.19%) (2)                  79%            81%            82%
Lakeshore Business Center Phase III (81.19%)                     89%            37%            28%
(2)	We believe the changes in occupancy on December 31 from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The average occupancy levels at our properties and joint ventures for the years ended December 31 were as follows:

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                            67%            77%            75%

Joint Venture Properties
(Ownership % on December 31, 2003)
The Willows of Plainview Phase II (90.30%) (3)                   85%            85%            83%
Lakeshore Business Center Phase I (81.19%) (3)                   70%            80%            85%
Lakeshore Business Center Phase II (81.19%) (3)                  81%            84%            82%
Lakeshore Business Center Phase III (81.19%)                     59%            36%            26%
(3)	We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the years ending December 31, 2003, 2002 and 2001.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements did not change significantly between the years ending December 31, 2003, 2002 and 2001. There were no offsetting material changes.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses did not change significantly between the years ending December 31, 2003, 2002 and 2001. There were no offsetting material changes.

Our operating expenses – affiliated for the years ended December 31, 2003, 2002 and 2001 were approximately $572,000, $675,000 and $630,000, respectively. The decrease of $103,000, or 15%, from the year ended December 31, 2002 to the year ended December 31, 2003 and the increase of $45,000, or 7%, from the year ended December 31, 2001 to the year ended December 31, 2002 were both the result of changes in personnel costs.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $661,000, $233,000 and $119,000, respectively. The increase of $428,000, or 183%, from the year ended December 31, 2002 to the year ended December 31, 2003 and the increase of $114,000, or 95%, from the year ended December 31, 2001 to the year ended December 31, 2002 was primarily due to increased legal and professional fees associated with our proposed merger and litigation filed by limited partners. See Part II, Item 8 — Note 8 and Note 11 for information regarding our proposed merger and our litigation filed by limited partners.

Our professional and administrative expenses – affiliated for the years ended December 31, 2003, 2002 and 2001 were approximately $187,000, $168,000 and $185,000, respectively. The increase of $19,000, or 11%, in 2003 is due to increased salary costs. The decrease of $17,000, or 9%, in 2002 is due to decreased salary costs.

Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization

Our depreciation and amortization for the years ended December 31, 2003, 2002 and 2001 were approximately $1,243,000, $1,339,000 and $1,254,000. The decrease of $96,000, or 7%, from the year ended December 31, 2002 to the year ended December 31 2003 and the increase of $85,000, or 7%, from the year ended December 31, 2001 to the year ended December 31, 2002 are primarily due to a change in estimate, by management, of the useful lives of the Lakeshore Business Center Phase I roofs from 30 years to 16.5 years in anticipation of replacing the roofs. The roofs became fully depreciated in December 2002. The aggregate cost of the Partnership’s properties for federal tax purposes is $42,053,881.

Interest Expense

Our interest expense for the years ended December 31, 2003, 2002 and 2001 was approximately $977,000, $1,039,000 and $1,135,000, respectively. Our interest expense did not change significantly between the years ending December 31, 2003 and 2002. The decrease of $96,000, or 9%, from the year ended December 31, 2001 to the year ended December 31, 2002 was primarily due to regular principal payments on the mortgages at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of principal payments on mortgages payable and payment of loan costs. We do not expect any material changes in the mix and relative cost of capital resources from those in 2003.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Operating activities                                  $       798,627 $      335,459 $      751,273
Investing activities                                         (858,537)      (502,135)      (520,684)
Financing activities                                           15,430       (279,971)      (644,998)
                                                       --------------  -------------  -------------

     Net decrease in cash and equivalents             $       (44,480)$     (446,647)$     (414,409)
                                                       ==============  =============  =============

Net cash provided by operating activities increased from approximately $335,000 for the twelve months ended December 31, 2002 to approximately $799,000 for the twelve months ended December 31, 2003. The increase is primarily due to the change in accounts payable and accounts payable — affiliate. This is due to our outstanding payables for professional services related to our litigation filed by limited partners and pending merger as well as reimbursements of salary and overhead expenses due to NTS Development Company. Net cash provided by operating activities decreased from approximately $751,000 for the twelve months ended December 31, 2001 to approximately $335,000 for the twelve months ended December 31, 2002. The decrease is primarily due to cash payments to reduce our outstanding accounts payable and increased net loss from operations.

Net cash flow used in investing activities increased from approximately $502,000 for the twelve months ended December 31, 2002 to approximately $859,000 for the twelve months ended December 31, 2003. The increase is primarily the result of decreased investment in consolidated joint ventures by minority partners and increased capital expenditures for tenant finish costs. Net cash flow used in investing activities decreased from approximately $521,000 for the twelve months ended December 31, 2001 to approximately $502,000 for the twelve months ended December 31, 2002. The decrease is primarily due to cash invested in our joint ventures by minority partners, which was partially offset by increased capital expenditures.

Net cash flow provided by financing activities was approximately $15,000 for the twelve months ended December 31, 2003. For the twelve months ended December 31, 2002, we used approximately $280,000 in net cash for financing activities. The increase in cash is primarily the result of refinancing the existing loans at Lakeshore Business Center Phases I and II and obtaining new financing for the construction loan at Lakeshore Business Center Phase III. The net cash flow used in financing activities decreased from approximately $645,000 for the twelve months ended December 31, 2001 to approximately $280,000 for the twelve months ended December 31, 2002. The decrease is primarily a result of an increase in proceeds from the short-term mortgage on Commonwealth Business Center Phase II, partially offset by continued principal payments on the mortgages at Lakeshore Business Center Phases I and II and The Willows of Plainview Phase II.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 — Mortgages and Notes Payable, for details regarding our material indebtedness.

Due to the fact that no distributions were made during 2003, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

Future Liquidity

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

NTS Development Company has agreed to defer, until March 31, 2005, amounts owed to them by us as of December 31, 2003 and those amounts accruing from January 1, 2004 through March 31, 2005, other than as permitted by our cash flows. There can be no assurances that NTS Development Company will continue to defer amounts due them past March 31, 2005. If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition. Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due to the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

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

On October 1, 2003, we refinanced the mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs and interest carry. The new loan is for $3,150,000, matures on October 1, 2005 and has an outstanding balance of $2,632,387 as of December 31, 2003. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

As of December 31, 2003, our planned capital improvements include HVAC replacements at Commonwealth Business Center Phase II, Lakeshore Business Center Phase I and Lakeshore Business Center Phase II estimated to cost approximately $16,000, $18,000 and $18,000, respectively. At Lakeshore Business Center Phase I we also plan to replace the common area decor for an estimated cost of approximately $30,000 and repaint the building exterior for an estimated cost of approximately $30,000.

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

The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, deferral of amounts owed to NTS Development Company and existing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

We are making efforts to increase the occupancy levels at our properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are conducted by leasing agents that are employees of NTS Development Company in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky. The leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III are managed by an employee of NTS Development Company. At The Willows of Plainview Phase II, we have an on-site leasing staff that are employees of NTS Development Company, who facilitate all on-site visits from potential tenants, make visits to local companies to promote fully furnished apartments, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company’s marketing staff.

Leases at our commercial properties provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, provide limited protection to our operations from the impact of inflation and changing prices.

We have no other material commitments for renovations or capital improvements as of December 31, 2003.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $197,000.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, (“ORIG”) an affiliate of ours. ORIG is the surviving entity as a result of this merger. NTS-Properties V continues to hold a 81.19% interest in the L/U II Joint Venture after the completion of the NTS-Properties Plus Ltd./ORIG Merger. ORIG now holds a 7.69% interest in the L/U II Joint Venture.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     One - Three    Three - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Mortgages payable                 $   13,614,792 $    1,691,282 $    5,554,174  $    4,404,015 $    1,965,321

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $   13,614,792 $    1,691,282 $    5,554,174  $    4,404,015 $    1,965,321
                                   =============  =============  =============   =============  =============
(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     One - Three    Three - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees                    $            -- $           -- $           --  $           -- $           --

Other commercial
  commitments (1)               $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $            -- $           -- $           --  $           -- $           --
                                 ==============  =============  =============   =============  =============
(1)	We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

·	our ability to achieve planned revenues;

·	our ability to control expenses relative to fluctuating revenues;

·	our ability to make payments due under our debt agreements;

·	our ability to negotiate and maintain terms with vendors and service providers for operating expenses;

·	competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;

·	trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;

·	our ability to predict the demand for specific rental properties;

·	our ability to attract and retain tenants;

·	availability and costs of management and labor employed;

·	real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;

·	the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and

·	the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $2,632,387 mortgage payable on Lakeshore Business Center Phase III and the $800,000 mortgage payable on Commonwealth Business Center Phase II. On December 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $326,000 decrease in the fair value of all debt and would increase interest expense on the variable rate mortgages by approximately $34,000 for the year.

Item 8 — Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties V, a Maryland Limited Partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties V, a Maryland limited partnership (the “Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS-Properties V, a Maryland limited partnership at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties V, a Maryland limited partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties V, a Maryland limited partnership, as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                  2003                2002
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          191,321  $          235,801
Cash and equivalents - restricted                                     363,643              74,602
Accounts receivable, net                                              576,113             332,279
Land, buildings and amenities, net                                 20,360,408          20,764,422
Other assets                                                          893,961             778,180
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       22,385,446  $       22,185,284
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                $       13,614,792  $       13,517,370
Accounts payable                                                      725,261             268,940
Accounts payable - affiliate                                          294,771                  --
Security deposits                                                     210,252             164,707
Other liabilities                                                     192,601             205,071
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                             15,037,677          14,156,088

MINORITY INTEREST                                                   1,015,947           1,035,110

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                    6,331,822           6,994,086
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       22,385,446  $       22,185,284
                                                            =================   =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002           2001
                                                           --------------  -------------  -------------
REVENUES
Rental income                                             $     3,970,342 $    3,894,447 $    3,959,029
Tenant reimbursements                                           1,110,788      1,112,148      1,118,115
                                                           --------------  -------------  -------------

     TOTAL REVENUES                                             5,081,130      5,006,595      5,077,144

EXPENSES
Operating expenses                                              1,435,268      1,467,950      1,485,550
Operating expenses - affiliated                                   572,350        675,184        630,382
Management fees                                                   286,176        283,677        285,864
Real estate taxes                                                 508,053        515,924        503,174
Professional and administrative expenses                          660,988        233,440        119,679
Professional and administrative expenses - affiliated             186,979        167,824        185,287
Depreciation and amortization                                   1,242,694      1,339,126      1,253,872
                                                           --------------  -------------  -------------

    TOTAL OPERATING EXPENSES                                    4,892,508      4,683,125      4,463,808

OPERATING INCOME                                                  188,622        323,470        613,336

Interest and other income                                         126,934         27,554         62,688
Interest expense                                                 (977,126)    (1,039,498)    (1,135,700)
Loss on disposal of assets                                         (5,784)       (69,972)        (2,877)
                                                           --------------  -------------  -------------

Loss before minority interest                             $      (667,354)$     (758,446)$     (462,553)
Minority interest                                                  (5,090)       (74,459)       (52,034)
                                                           --------------  -------------  -------------

Net loss                                                  $      (662,264)$     (683,987)$     (410,519)
                                                           ==============  =============  =============

Net loss allocated to the limited partners                $      (655,641)$     (677,147)$     (406,414)
                                                           ==============  =============  =============

Net loss per limited  partnership interest                $       (21.48) $      (22.19) $      (13.32)
                                                           ==============  =============  =============

Weighted average number of limited partnership interests           30,521         30,521         30,521
                                                           ==============  =============  =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                          Limited
                                         Partners'                Limited        General
                                         Interests               Partners        Partner          Total
                                       -------------           -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2001                   30,521          $    8,190,494 $      (101,902)$    8,088,592

   Net loss                                                         (406,414)         (4,105)      (410,519)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2001                 30,521               7,784,080        (106,007)     7,678,073

   Net loss                                                         (677,147)         (6,840)      (683,987)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2002                 30,521               7,106,933        (112,847)     6,994,086

   Net loss                                                         (655,641)         (6,623)      (662,264)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2003                 30,521          $    6,451,292 $      (119,470)$    6,331,822
                                       =============           =============  ==============  =============
(1)	For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $     (662,264)$     (683,987)$      (410,519)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on disposal of assets                                      5,784         69,972           2,877
    Depreciation and amortization                               1,459,207      1,575,006       1,478,316
    Minority interest loss                                         (5,090)       (74,459)        (52,034)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                          (289,041)        45,822         (72,035)
      Accounts receivable                                        (243,834)       (94,579)        (70,271)
      Other assets                                               (250,302)      (222,841)       (235,693)
      Accounts payable                                            456,321       (317,681)        219,463
      Accounts payable - affiliate                                294,771             --              --
      Security deposits                                            45,545        (49,425)        (12,959)
      Other liabilities                                           (12,470)        87,631         (95,872)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    798,627        335,459         751,273
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                       (847,587)      (732,892)       (598,936)
Proceeds from sale of land and buildings                            3,123            559             233
Minority interest                                                 (14,073)       230,198          78,019
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (858,537)      (502,135)       (520,684)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                       3,098,101        955,974         466,551
Principal payments on mortgages and notes payable              (3,000,679)    (1,231,420)     (1,110,199)
Additions to loan costs                                           (81,992)        (4,525)         (1,350)
                                                            -------------  -------------  --------------

     Net cash provided by (used in) financing activities           15,430       (279,971)       (644,998)
                                                            -------------  -------------  --------------

     Net decrease in cash and equivalents                         (44,480)      (446,647)       (414,409)

CASH AND EQUIVALENTS, beginning of year                           235,801        682,448       1,096,857
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      191,321 $      235,801 $       682,448
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      920,073 $      987,759 $     1,090,475
                                                            =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 — Significant Accounting Policies

A) Organization

NTS-Properties V, a Maryland limited partnership (the “Partnership”), is a limited partnership organized on April 30, 1984. The general partner is NTS-Properties Associates V, a Kentucky limited partnership (the “General Partner”). We are in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

B) Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. The terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in this property and joint ventures.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003, the estimated settlement value of these noncontrolling interests is approximately $3,147,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering the properties been prepaid on December 31, 2003. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

C) Properties and Joint Ventures

We own and operate the following properties and joint ventures:

·	Commonwealth Business Center Phase II, a business center with approximately 65,700 net rentable square feet located in Louisville, Kentucky.

·	A 90.30% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky.

·	An 81.19% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the joint venture appears below:

·	Lakeshore Business Center Phase I — a business center with approximately 104,100 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II — a business center with approximately 96,600 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida.

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

A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
Net loss                                                   $     (662,264)$     (683,987)$      (410,519)
Items handled differently for tax purposes:
  Depreciation and amortization                                    19,905          2,716          41,063
  Rental income                                                   (24,313)       (27,140)        (31,684)
  Merger costs                                                    236,455             --              --
  Other                                                          (219,184)      (288,268)       (447,512)
                                                            -------------  -------------  --------------

Taxable loss                                               $     (649,401)$     (996,679)$      (848,652)
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

G) Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of December 31, 2003, approximately $183,000 was transferred into the investment.

H) Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with said mortgage companies.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

J) Accounts Payable — Affiliate

Accounts payable — affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses.

NTS Development Company has agreed to defer, until March 31, 2005, amounts owed to them by us as of December 31, 2003 and those amounts accruing from January 1, 2004 through March 31, 2005, other than as permitted by our cash flows. There can be no assurances that NTS Development Company will continue to defer amounts due them past March 31, 2005.

K) Revenue Recognition — Rental Income and Capitalized Leasing Costs

Our apartment community has operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Certain of our lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income under these leases is included in accounts receivable and totaled $468,350 and $309,907 on December 31, 2003 and 2002, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

L) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2003, 2002 and 2001.

M) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 2 — Concentration of Credit Risk

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

Note 3 — Tender Offers

Between October 13, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed five tender offers with the Securities and Exchange Commission. Through the five tender offers, we repurchased 3,473 Interests for $720,715 at a price ranging from $205 to $230 per Interest. ORIG purchased 7,783 Interests for $1,743,640 at a price ranging from $205 to $230 per Interest. ORIG did not participate in the second tender offer. We did not participate in the fifth tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002. On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002. ORIG’s tender offer expired September 9, 2002. A total of 1,586 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $364,780. We did not participate in this tender offer.

Note 4- Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                                     2003                 2002
                                                ---------------     ----------------
Land and improvements                         $      10,654,904   $       10,648,510

Buildings, improvements and amenities                31,197,692           30,438,924
                                                ---------------     ----------------

                                                     41,852,596           41,087,434

   Less accumulated depreciation                     21,492,188           20,323,012
                                                ---------------     ----------------

                                              $      20,360,408   $       20,764,422
                                                ===============     ================

Note 5- Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

                                                                       2003              2002
                                                                  ---------------  ----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                  $      3,356,890 $       3,567,113

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1,  2008, secured by land and buildings.                         3,120,096         3,315,490

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on the LIBOR
daily rate plus 2.5%, currently 3.615%, due on October 1, 2005,
secured by land and a building.                                         2,632,387                --

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.              2,319,883         2,494,654

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of  7.2%, due
January 5, 2013, secured by land, buildings and amenities.              1,385,536         1,489,917

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on the LIBOR
daily rate plus 2.3%, repaid in October 2003.                                  --         1,844,049

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on the LIBOR
one-month rate plus 2.75%, currently 3.869%, due on
November 1, 2004, secured by land and a building.                         800,000           800,000

Note payable to a bank in monthly installments, bearing interest
at the Prime Rate, but not less than 6%, repaid in April 2003.                 --             5,595

Note payable to a bank in monthly installments, bearing interest
at the Prime Rate, but not less than 6%, repaid in April 2003.                 --               552
                                                                  ---------------  ----------------

                                                                 $     13,614,792 $      13,517,370
                                                                  ===============  ================

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                   1,691,282
                2005                                     4,035,698
                2006                                     1,518,476
                2007                                     1,643,117
                2008                                     2,760,898
             Thereafter                                  1,965,321
                                       ---------------------------

                                     $                  13,614,792
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2003 and 2002 was approximately $14,219,000 and $14,032,000, respectively.

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due to the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

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

On August 1, 2003, we obtained a 90-day extension of the $800,000 mortgage loan originally due August 1, 2003, extending the maturity date to November 1, 2003. On November 1, 2003, we obtained a twelve-month renewal extending the maturity date to November 1, 2004.

On October 1, 2003, we refinanced the mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The new loan is for $3,150,000, matures on October 1, 2005 and has an outstanding balance of $2,632,387 as of December 31, 2003. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

Note 6 — Rental Income Under Operating Leases

The following is a schedule of minimum future rental income on noncancellable operating leases for our commercial properties as of December 31, 2003:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                   2,478,157
                2005                                     1,918,667
                2006                                     1,433,080
                2007                                       987,324
                2008                                       842,581
             Thereafter                                  1,633,633
                                       ---------------------------

                                     $                   9,293,442
                                       ===========================

Note 7 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the residential property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           286,176 $           283,677 $          285,864
                                                       ------------------  ------------------  -----------------

Property management                                               391,933             441,170            372,746
Leasing                                                            74,119             135,610            164,865
Administrative - operating                                        105,386              97,022             89,423
Other                                                                 912               1,382              3,348
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        572,350             675,184            630,382
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             186,979             167,824            185,287
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        6,251              32,505             31,858
Leasing commissions                                                 6,341              77,760             94,706
Construction management                                                --               6,061              2,350
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  12,592             116,326            128,914
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         1,058,097 $         1,243,011 $        1,230,447
                                                       ==================  ==================  =================

Note 8 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by our general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner and the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $204,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $197,000.

Note 9 — Segment Reporting

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

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluated performance based on stand-alone operating segment net income. Professional and administrative expenses, interest and other income, depreciation, interest expense and minority interest income (loss) recorded at the Partnership level have not been allocated to the segments.

                                                                           2003
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        1,232,075 $         2,738,267 $         3,970,342
Tenant reimbursements                                           --           1,110,788           1,110,788
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        1,232,075 $         3,849,055 $         5,081,130
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $          504,459 $         1,503,159 $         2,007,618
Management fees                                             61,971             224,205             286,176
Real estate taxes                                           56,796             451,257             508,053
Depreciation and amortization                              228,427             995,648           1,224,075
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $          851,653 $         3,174,269 $         4,025,922
                                                 -----------------  ------------------  ------------------

Operating income                                           380,422             674,786           1,055,208

Interest and other income                                      754              43,913              44,667
Interest expense                                          (278,086)           (678,678)           (956,764)
Loss on disposal of assets                                  (2,070)             (3,714)             (5,784)
                                                 -----------------  ------------------  ------------------

Net income                                      $          101,020 $            36,307 $           137,327
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $        3,432,043 $        16,925,973 $        20,358,016
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $           14,382 $           833,205 $           847,587
                                                 =================  ==================  ==================

Segment liabilities                             $        3,940,786 $        10,696,988 $        14,637,774
                                                 =================  ==================  ==================

                                                                           2002
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        1,225,210 $         2,669,237 $         3,894,447
Tenant reimbursements                                           --           1,112,148           1,112,148
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        1,225,210 $         3,781,385 $         5,006,595
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $          593,838 $         1,551,296 $         2,145,134
Management fees                                             62,995             220,682             283,677
Real estate taxes                                           65,768             450,156             515,924
Depreciation and amortization                              226,011           1,094,496           1,320,507
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $          948,612 $         3,316,630 $         4,265,242
                                                 -----------------  ------------------  ------------------

Operating income                                           276,598             464,755             741,353

Interest and other income                                    1,666              22,595              24,261
Interest expense                                          (298,498)           (720,638)         (1,019,136)
Loss on disposal of assets                                 (54,813)            (15,159)            (69,972)
                                                 -----------------  ------------------  ------------------

Net loss                                        $          (75,047)$          (248,447)$          (323,494)
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $        3,656,265 $        17,100,980 $        20,757,245
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $          164,738 $           568,154 $           732,892
                                                 =================  ==================  ==================

Segment liabilities                             $        4,099,888 $        10,032,994 $        14,132,882
                                                 =================  ==================  ==================

                                                                           2001
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        1,239,900 $         2,719,129 $         3,959,029
Tenant reimbursements                                           --           1,118,115           1,118,115
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        1,239,900 $         3,837,244 $         5,077,144
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $          587,947 $         1,525,985 $         2,113,932
Management fees                                             62,877             222,987             285,864
Real estate taxes                                           64,026             439,148             503,174
Depreciation and amortization                              221,236           1,014,017           1,235,253
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $          936,086 $         3,202,137 $         4,138,223
                                                 -----------------  ------------------  ------------------

Operating income                                           303,814             635,107             938,921

Interest and other income                                    3,570              26,698              30,268
Interest expense                                          (317,072)           (798,266)         (1,115,338)
Loss on disposal of assets                                  (2,427)               (450)             (2,877)
                                                 -----------------  ------------------  ------------------

Net loss                                        $          (12,115)$          (136,911)$          (149,026)
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $        3,777,892 $        17,645,618 $        21,423,510
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $           90,223 $           508,713 $           598,936
                                                 =================  ==================  ==================

Segment liabilities                             $        4,326,161 $        10,308,231 $        14,634,392
                                                 =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------
OPERATING EXPENSES AND OPERATING
EXPENSES - AFFILIATED
Operating expenses and operating expenses -
  affiliated for reportable segments                  $         2,007,618 $         2,145,134 $        2,113,932
Operating expenses and operating expenses -
  affiliated for Partnership                                           --              (2,000)             2,000
                                                       ------------------  ------------------  -----------------

     Total operating expenses and operating
        expenses - affiliated for Partnership         $         2,007,618 $         2,143,134 $        2,115,932
                                                       ==================  ==================  =================

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                                 $         1,224,075 $         1,320,507 $        1,235,253
Depreciation and amortization for Partnership                      18,619              18,619             18,619
                                                       ------------------  ------------------  -----------------

     Total depreciation and amortization              $         1,242,694 $         1,339,126 $        1,253,872
                                                       ==================  ==================  =================

INTEREST AND OTHER INCOME
Interest and other income for reportable segments     $            44,667 $            24,261 $           30,268
Interest and other income for Partnership                          82,267               3,293             32,420
                                                       ------------------  ------------------  -----------------

     Total interest and other income                  $           126,934 $            27,554 $           62,688
                                                       ==================  ==================  =================

INTEREST EXPENSE
Interest expense for reportable segments              $           956,764 $         1,019,136 $        1,115,338
Interest expense for Partnership                                   20,362              20,362             20,362
                                                       ------------------  ------------------  -----------------

     Total interest expense                           $           977,126 $         1,039,498 $        1,135,700
                                                       ==================  ==================  =================

NET INCOME (LOSS)
Net income (loss) for reportable segments             $           137,327 $          (323,494)$         (149,026)
Net loss for Partnership (1)                                     (804,681)           (434,952)          (313,527)
Minority interest                                                  (5,090)            (74,459)           (52,034)
                                                       ------------------  ------------------  -----------------

     Total net loss                                   $          (662,264)$          (683,987)$         (410,519)
                                                       ==================  ==================  =================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                                 $        20,358,016 $        20,757,245 $       21,423,510
Land, buildings and amenities for Partnership                       2,392               7,177             11,961
                                                       ------------------  ------------------  -----------------

     Total land, buildings and amenities              $        20,360,408 $        20,764,422 $       21,435,471
                                                       ==================  ==================  =================

LIABILITIES
Liabilities for reportable segments                   $        14,637,774 $        14,132,882 $       14,634,392
Liabilities for Partnership                                       399,903              23,206             76,617
                                                       ------------------  ------------------  -----------------

     Total liabilities                                $        15,037,677 $        14,156,088 $       14,711,009
                                                       ==================  ==================  =================
(1)	The Partnership net loss is primarily composed of professional and administrative costs born by the Partnership as well as interest and other income, depreciation, interest expense and minority interest recorded at the partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

Note 10 — Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2003                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      1,206,033 $       1,392,484 $      1,232,267 $       1,250,346
Operating income                                7,921            83,693           70,520            26,488
Minority interest                              (7,046)           11,688           (4,925)           (4,807)
Net loss allocated to the
  limited partners                           (229,576)         (170,975)        (161,165)          (93,925)
Net loss per limited
  partnership interest                         (7.52)            (5.60)           (5.28)            (3.08)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      1,261,818 $       1,251,855 $      1,274,980 $       1,217,942
Operating income                              113,159           141,975           38,665            29,671
Minority interest                             (13,688)          (15,663)         (25,986)          (19,122)
Net loss allocated to the
  limited partners                           (116,097)         (152,917)        (193,833)         (214,300)
Net loss per limited
  partnership interest                         (3.80)            (5.01)           (6.35)            (7.03)

Note 11 — Subsequent Events

On February 4, 2004, NTS Realty Holdings Limited Partnership filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty Holdings Limited Partnership, a newly formed limited partnership (“NTS Realty”). Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2003.

PART III

Item 10 — Directors and Executive Officers of the Registrant

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

The general partners of NTS-Properties Associates V are as follows:

J.D. Nichols

Mr. Nichols (age 62) is the managing general partner of NTS-Properties Associates V and is Chairman of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J.D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 50) is President of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon’s Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firm’s expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor’s Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors of Greater Louisville Inc. and the Executive Committee Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 45) is Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor’s Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the “SEC”). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of forms we received, or written representations from certain reporting persons, no additional forms were required for those persons.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by NTS Capital Corporation that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by request to our General Partner at 10172 Linn Station Road, Louisville, Kentucky 40223. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

Item 11 — Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities.

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the residential property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           286,176 $           283,677 $          285,864
                                                       ------------------  ------------------  -----------------

Property management                                               391,933             441,170            372,746
Leasing                                                            74,119             135,610            164,865
Administrative - operating                                        105,386              97,022             89,423
Other                                                                 912               1,382              3,348
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        572,350             675,184            630,382
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             186,979             167,824            185,287
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        6,251              32,505             31,858
Leasing commissions                                                 6,341              77,760             94,706
Construction management                                                --               6,061              2,350
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  12,592             116,326            128,914
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         1,058,097 $         1,243,011 $        1,230,447
                                                       ==================  ==================  =================

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 — Note 1D which describes the methods used to determine income allocations and cash distributions.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2004. ORIG, LLC owns its interest directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     Limited Partner                 ORIG, LLC                    11,394 Interests                39.09%
                               10172 Linn Station Road
                             Louisville, Kentucky 40223

     Limited Partner         Oceanridge Investments, Ltd.          2,632 Interests                 8.62%
                            6110 North Ocean Ridge Blvd #37
                             Boynton Beach, Florida 33435

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols (1%), Barbara M. Nichols (J.D. Nichols’ wife) (74%) and Brian F. Lavin (25%). J.D. Nichols has voting power and investment power with respect to Barbara M. Nichols’ ownership in ORIG, LLC. Oceanridge Investments, Ltd. is a limited partnership solely controlled by members of the family of Mr. J.D. Nichols, a general partner of our General Partner.

The table below sets forth our General Partner’s ownership interest in us. Our General Partner owns its interests directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     General Partner        NTS-Properties Associates V             5 Interests                    100%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS-Properties Associates V, our General Partner. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates V are as follows:

J.D. Nichols	59.90%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	0.10%
10172 Linn Station Road
Louisville, Kentucky 40223

Item 13 — Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the residential property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           286,176 $           283,677 $          285,864
                                                       ------------------  ------------------  -----------------

Property management                                               391,933             441,170            372,746
Leasing                                                            74,119             135,610            164,865
Administrative - operating                                        105,386              97,022             89,423
Other                                                                 912               1,382              3,348
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        572,350             675,184            630,382
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             186,979             167,824            185,287
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        6,251              32,505             31,858
Leasing commissions                                                 6,341              77,760             94,706
Construction management                                                --               6,061              2,350
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  12,592             116,326            128,914
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         1,058,097 $         1,243,011 $        1,230,447
                                                       ==================  ==================  =================

Between October 13, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed five tender offers with the Securities and Exchange Commission. Through the five tender offers, we repurchased 3,473 Interests for $720,715 at a price ranging from $205 to $230 per Interest. ORIG purchased 7,783 Interests for $1,743,640 at a price ranging from $205 to $230 per Interest. ORIG did not participate in the second tender offer. We did not participate in the fifth tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002. On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002. ORIG’s tender offer expired September 9, 2002. A total of 1,586 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $364,780. We did not participate in this tender offer.

Item 14 — Principal Accountant Fees and Services

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately:

                                                  2003                2002
                                           ------------------  ------------------
Audit fees                                $           104,300 $            35,000
Audit-related fees                                        800                  --
Tax fees                                              101,700              31,700
All other fees                                             --                  --

Fees for audit services included fees associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q. Included in the audit fees in 2003 is approximately $61,300 of fees for services provided in connection with the joint consent solicitation statement/prospectus on Form S-4 filed with the Securities and Exchange Commission on February 4, 2004. Audit-related fees included accounting consultation. Tax fees included tax compliance, tax advice and tax planning, including approximately $76,000 of fees in 2003 for tax services provided in connection with the Proposed Merger. There were no fees billed for other services not described above.

PART IV

Item 15 — Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

1 — Consolidated Financial Statements

The consolidated financial statements for the years ended December 31, 2003 and 2002, along with the report from Ernst & Young LLP dated March 26, 2004, and the consolidated financial statements for the year ended December 31, 2001, along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following consolidated schedules should be read in conjunction with those consolidated financial statements.

2 — Consolidated Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	69-71

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3 — Exhibits

Exhibit No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties V,
a Maryland limited partnership.

3a.	First Amendment to Amended and Restated	**
Agreement of Limited Partnership of
NTS-Properties V, a Maryland limited partnership.

10.	Property Management Agreement between	*
NTS Development Company and NTS-Properties V,
a Maryland limited partnership.

14.	Code of Ethics	***

31.1	Certification of Chief Executive Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S- 11 on May 1, 1984 (effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	See www.ntsdevelopment.com for our code of ethics.

****	Attached as an exhibit with this Form 10-K.

4 — Reports on Form 8-K

We filed a Form 8-K on November 24, 2003, to inform investors of an offer by CMG Partners, LLC to purchase their interests in NTS-Properties V for $200 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on December 10, 2003, to announce that the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with certain of their affiliates, jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) in the Superior Court of the State of California for the County of Contra Costa with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS Properties Associates et al. (Case No. C 01-05090).

We filed a Form 8-K on February 6, 2004, to announce that as part of the Settlement Agreement referred to in the Form 8-K filed on December 10, 2003, the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with other real estate entities affiliated with the general partners agreed to pursue a merger into NTS Realty Holdings Limited Partnership, a Delaware limited partnership (the “NTS Realty”). On February 4, 2004, NTS Realty filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger.

We filed a Form 8-K on February 17, 2004, to inform investors of a second offer by CMG Partners, LLC to purchase their interests in NTS-Properties V for $230 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval in the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                               Commonwealth       The Willows        Lakeshore
                                              Business Center     of Plainview       Business
                                                 Phase II           Phase II      Center Phase I
                                             -----------------  ----------------  ---------------
Encumbrances                                        (B)               (A)               (A)

Initial cost to Partnership:
  Land and improvements                     $          946,039 $       1,775,547 $      3,011,184
  Buildings, improvements and amenities              1,574,747         6,240,105        5,053,025

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                  2,391,726           276,204        2,712,186

Gross amount at which carried
 December 31, 2003:
   Land and improvements                             1,006,653         1,831,735        2,701,395
   Buildings, improvements and amenities             3,905,859         6,460,121        8,075,000
                                             -----------------  ----------------  ---------------

     Total                                  $        4,912,512 $       8,291,856 $     10,776,395
                                             =================  ================  ===============

Accumulated depreciation                    $        3,441,146 $       4,859,813 $      6,488,100
                                             =================  ================  ===============

Date of construction                               09/85             08/85             05/86

Date acquired                                       N/A               N/A               N/A

Life at which depreciation in latest income
  statement is computed                             (C)               (C)               (C)
(A)	First mortgage held by an insurance company.
(B)	First mortgage held by a bank.
(C)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                                  Lakeshore         Lakeshore
                                                  Business          Business            Total
                                               Center Phase II  Center Phase III     Pages 69-70
                                               ---------------  -----------------  ---------------
Encumbrances                                         (A)               (B)

Initial cost to Partnership:
  Land                                        $      6,904,246 $        2,258,235 $     14,895,251
  Buildings and improvements                        14,424,541          2,227,580       29,519,998

Cost capitalized subsequent to
 acquisition:
   Improvements (net of retirements)                (8,712,660)           745,968       (2,586,576)

Gross amount at which carried
 December 31, 2003: (C)
   Land                                              3,731,622          1,383,499       10,654,904
   Buildings and improvements                        8,884,505          3,848,284       31,173,769
                                               ---------------  -----------------  ---------------

     Total                                    $     12,616,127 $        5,231,783 $     41,828,673
                                               ===============  =================  ===============

Accumulated depreciation                      $      6,077,982 $          603,616 $     21,470,657
                                               ===============  =================  ===============

Date of construction                                 N/A              12/00

Date acquired                                       01/95              N/A

Life at which depreciation in latest
 income statement is computed                        (D)               (D)
(A)	First mortgage held by an insurance company.
(B)	First mortgage held by a bank.
(C)	Aggregate cost of real estate for tax purposes is $42,053,881.
(D)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term from tenant improvements.

Total gross cost on December 31, 2003                                             $     41,828,673
  Additions to Partnership for computer hardware and software in 1999 and 2000              23,923
                                                                                   ---------------

Balance on December 31, 2003                                                            41,852,596
  Less accumulated depreciation - per above                                             21,470,657
  Less accumulated depreciation for Partnership computer hardware and software              21,531
                                                                                   ---------------

Land, buildings and amenities, net on December 31, 2003                           $     20,360,408
                                                                                   ===============

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2001                   $         40,543,168 $         18,468,219

Additions during period:
  Improvements                                             598,936                   --
  Depreciation (A)                                              --            1,235,304

Deductions during period:
  Retirements                                            (275,936)            (272,826)
                                                ------------------   ------------------

Balances on December 31, 2001                           40,866,168           19,430,697

Additions during period:
  Improvements                                             732,892                   --
  Depreciation (A)                                              --            1,333,411

Deductions during period:
  Retirements                                            (511,626)            (441,096)
                                                ------------------   ------------------

Balances on December 31, 2002                           41,087,434           20,323,012

Additions during period:
  Improvements                                             847,586                   --
  Depreciation (A)                                              --            1,242,693

Deductions during period:
  Retirements                                             (82,424)             (73,517)
                                                ------------------   ------------------

Balances on December 31, 2003                 $         41,852,596 $         21,492,188
                                                ==================   ==================
(A)	The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Consolidated Statements of Cash Flows due to the amortization of loan costs and special tenant allowance.

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

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates V and Chairman and Sole Director of NTS Capital Corporation

/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our consolidated financial statements and a message from our general partner.