Form 10-Q
period 2004-03-31
NTS PROPERTIES V
filed 2004-05-13
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	4

	Consolidated Statement of Partners' Equity as of March 31, 2004	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Items 1 - 6	27-29

Signatures	30

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our annual report on Form 10-K for the year ended December 31, 2003. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           231,236 $          191,321
Cash and equivalents - restricted                                          656,118            363,643
Accounts receivable, net                                                   554,324            576,113
Land, buildings and amenities, net                                      20,083,154         20,360,408
Other assets                                                               857,959            893,961
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        22,382,791 $       22,385,446
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $        13,736,256 $       13,614,792
Accounts payable and accrued payables                                      699,882            725,261
Accounts payable - affiliate                                               456,940            294,771
Security deposits                                                          216,452            210,252
Other liabilities                                                          351,707            192,601
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                 15,461,237         15,037,677

MINORITY INTEREST                                                        1,000,168          1,015,947

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         5,921,386          6,331,822
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        22,382,791 $       22,385,446
                                                                ==================  =================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       30,582,037 $               100 $        30,582,137
Net (loss) income - prior years                       (6,453,939)             48,606          (6,405,333)
Net loss - current year                                 (406,332)             (4,104)           (410,436)
Cash distributions declared to date                  (16,641,480)           (168,177)        (16,809,657)
Repurchase of limited partnership interests           (1,035,325)                 --          (1,035,325)
                                               -----------------  ------------------  ------------------

BALANCES ON MARCH 31, 2004                    $        6,044,961 $          (123,575)$         5,921,386
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
REVENUES
Rental income                                                  $           947,755 $          957,053
Tenant reimbursements                                                      267,529            248,880
                                                                ------------------  -----------------

     TOTAL REVENUES                                                      1,215,284          1,205,933
                                                                ------------------  -----------------

EXPENSES
Operating expenses                                                         382,607            311,046
Operating expenses - affiliated                                            165,627            141,246
Management fees                                                             67,171             69,860
Real estate taxes                                                          131,823            133,827
Professional and administrative expenses                                   278,154            180,584
Professional and administrative expenses - affiliated                       48,030             46,899
Depreciation and amortization                                              323,631            314,650
                                                                ------------------  -----------------

     TOTAL OPERATING EXPENSES                                            1,397,043          1,198,112
                                                                ------------------  -----------------

OPERATING (LOSS) INCOME                                                   (181,759)             7,821

Interest and other income                                                    6,082              3,061
Interest expense                                                          (245,123)          (249,823)
                                                                ------------------  -----------------

Loss before minority interest                                             (420,800)          (238,941)
Minority interest loss                                                     (10,364)            (7,046)
                                                                ------------------  -----------------

Net loss                                                       $          (410,436)$         (231,895)
                                                                ==================  =================

Net loss allocated to the limited partners                     $          (406,332)$         (229,576)
                                                                ==================  =================

Net loss per limited partnership interest                      $            (13.31)$            (7.52)
                                                                ==================  =================

Weighted average number of limited partnership interests                    30,521             30,521
                                                                ==================  =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (410,436)$           (231,895)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                           379,944              365,039
    Minority interest loss                                                  (10,364)              (7,046)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (292,475)            (108,570)
      Accounts receivable                                                    21,789               (9,773)
      Other assets                                                          (17,195)            (110,831)
      Accounts payable                                                      136,790              149,351
      Security deposits                                                       6,200               29,209
      Other liabilities                                                     159,106              146,851
                                                                  -----------------    -----------------

     Net cash (used in) provided by operating activities                    (26,641)             222,335
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (46,377)             (16,824)
Minority interest                                                            (5,415)              12,070
                                                                  -----------------    -----------------

     Net cash used in investing activities                                  (51,792)              (4,754)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable                                             194,440               79,710
Principal payments on mortgages and notes payable                           (72,976)            (322,882)
Additions to loan costs                                                      (3,116)                  --
                                                                  -----------------    -----------------

     Net cash provided by (used in) financing activities                    118,348             (243,172)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                         39,915              (25,591)

CASH AND EQUIVALENTS, beginning of period                                   191,321              235,801
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            231,236 $            210,210
                                                                  =================    =================

Interest paid on a cash basis                                  $            230,297 $            237,000
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties V or its interests in its properties and joint ventures.

Note 1 — Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Minority Interest

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position No. FAS 150-3 was issued, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions of SFAS 150.

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of March 31, 2004, the estimated settlement value of these noncontrolling interests is approximately $3,336,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering each property been prepaid on March 31, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2004, approximately $125,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and capital improvements in accordance with the loan agreements with said mortgage companies.

Note 6 — Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $42,054,000.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. There were no impairment losses during any of the periods presented.

Note 7 — Mortgages Payable

Mortgages payable consist of the following:

                                                                      March 31,          December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                $          3,356,890 $          3,356,890

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                            3,120,096            3,120,096

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on LIBOR daily rate plus 2.5%, currently 3.615%, due October 1, 2005, secured
by land and a building.                                                   2,826,827            2,632,387

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                2,274,194            2,319,883

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                1,358,249            1,385,536

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on LIBOR one-
month rate plus 2.75%, currently 3.846%, due November 1,
2004, secured by land and a building.                                       800,000              800,000
                                                                  -----------------    -----------------

                                                               $         13,736,256 $         13,614,792
                                                                  =================    =================

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

As of March 31, 2004, the fair value of long-term debt is approximately $13,905,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

Note 8 — Accounts Payable — Affiliate

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

Note 9 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The monthly fees are equal to 5% of the gross receipts from our apartment community and 6% of the gross receipts from our commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Three Months Ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             67,171 $             69,860
                                                                -------------------  -------------------

Property management                                                         118,629               97,809
Leasing                                                                      11,192               16,477
Administrative - operating                                                   34,368               26,840
Other                                                                         1,438                  120
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  165,627              141,246
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        48,030               46,899
                                                                -------------------  -------------------

Repair and maintenance fees                                                   1,702                  168
Leasing commissions                                                              --                  519
                                                                -------------------  -------------------

     Total related party transactions capitalized                             1,702                  687
                                                                -------------------  -------------------

Total related party transactions                               $            282,530 $            258,692
                                                                ===================  ===================

Note 10 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit and is vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”).

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth in writing the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. The Motion is currently pending before the court.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

For the three months ended March 31, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $61,000 and $41,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $177,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

Note 11 — Segment Reporting

Our reportable operating segments include Apartment Community and Commercial Real Estate Operations. The apartment community operations represent our ownership and operating results relative to the apartment complex known as The Willows of Plainview Phase II. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

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

                                                           Three Months Ended March 31, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          293,138 $           654,617 $           947,755
Tenant reimbursements                                         --             267,529             267,529
                                               -----------------  ------------------  ------------------

     Total revenues                                      293,138             922,146           1,215,284
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             169,157             379,077             548,234
Management fees                                           14,762              52,409              67,171
Real estate taxes                                         14,490             117,333             131,823
Depreciation and amortization                             56,584             262,392             318,976
                                               -----------------  ------------------  ------------------

     Total operating expenses                            254,993             811,211           1,066,204
                                               -----------------  ------------------  ------------------

Operating income                                          38,145             110,935             149,080

Interest and other income                                    509               5,297               5,806
Interest expense                                         (66,297)           (173,735)           (240,032)
                                               -----------------  ------------------  ------------------

Net loss                                      $          (27,643)$           (57,503)$           (85,146)
                                               =================  ==================  ==================

                                                           Three Months Ended March 31, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          316,105 $           640,948 $           957,053
Tenant reimbursements                                         --             248,880             248,880
                                               -----------------  ------------------  ------------------

     Total revenues                                      316,105             889,828           1,205,933
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             112,623             339,669             452,292
Management fees                                           16,613              53,247              69,860
Real estate taxes                                         16,779             117,048             133,827
Depreciation and amortization                             57,396             252,599             309,995
                                               -----------------  ------------------  ------------------

     Total operating expenses                            203,411             762,563             965,974
                                               -----------------  ------------------  ------------------

Operating income                                         112,694             127,265             239,959

Interest and other income                                     26               2,963               2,989
Interest expense                                         (71,450)           (173,282)           (244,732)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $           41,270 $           (43,054)$            (1,784)
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                            March 31,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            318,976 $            309,995
Depreciation and amortization for Partnership                              4,655                4,655
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            323,631 $            314,650
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              5,806 $              2,989
Interest and other income for Partnership                                    276                   72
                                                             -------------------  -------------------

     Total interest and other income                        $              6,082 $              3,061
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $            240,032 $            244,732
Interest expense for Partnership                                           5,091                5,091
                                                             -------------------  -------------------

     Total interest expense                                 $            245,123 $            249,823
                                                             ===================  ===================

NET LOSS
Total net loss for reportable segments                      $            (85,146)$             (1,784)
Net loss for Partnership (1)                                            (335,654)            (237,157)
Minority interest loss                                                   (10,364)              (7,046)
                                                             -------------------  -------------------

     Total net loss                                         $           (410,436)$           (231,895)
                                                             ===================  ===================
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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements in Item 1 and the cautionary statements below.

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

Impairment and Valuation

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $55,000 and $9,000, for the three months ended March 31, 2004 and 2003, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 3-30 years, land improvements have estimated useful lives of between 5-30 years and amenities have estimated useful lives between 3-30 years.

Minority Interest

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position No. FAS 150-3 was issued, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions of SFAS 150.

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of March 31, 2004, the estimated settlement value of these noncontrolling interests is approximately $3,336,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering each property been prepaid on March 31, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        293,138 $         922,146 $             -- $       1,215,284
Operating expenses and operating
  expenses - affiliated                                169,157           379,077               --           548,234
Depreciation and amortization                           56,584           262,392            4,655           323,631
Interest expense                                        66,297           173,735            5,091           245,123
Net loss                                               (27,643)          (57,503)        (325,290)         (410,436)

                                                               Three Months Ended March 31, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        316,105 $         889,828 $             -- $       1,205,933
Operating expenses and operating
  expenses - affiliated                                112,623           339,669               --           452,292
Depreciation and amortization                           57,396           252,599            4,655           314,650
Interest expense                                        71,450           173,282            5,091           249,823
Net income (loss)                                       41,270           (43,054)        (230,111)         (231,895)

During our most recent operating period net revenues for the residential segment have decreased primarily due to lower average occupancy and a decrease in the average rent per unit. Net revenues for the commercial segment have increased primarily due to higher average occupancy at Lakeshore Business Center Phase III as a result of our efforts to lease this recently constructed property. This is partially offset by occupancy decreases at Commonwealth Business Center Phase II, where we have not been successful in renewing several tenants’ expired leases. We continue our leasing efforts by seeking new tenants for this property. Operating expenses have increased primarily as a result of increased repairs and maintenance expense and landscaping expense for the residential segment and increased landscaping expense and consulting fees for the commercial segment. Operating expenses – affiliated have increased primarily as a result of personnel changes for both the residential and commercial segments. Depreciation expense has increased due to the addition of fixed assets, while interest expense has decreased due to lower debt balances. The expenses related to our ongoing litigation and proposed merger have negatively impacted our partnership net losses.

Rental income and tenant reimbursements generated by our property and joint ventures for the three months ended March 31, 2004 and 2003 were as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
Wholly-Owned Property
Commonwealth Business Center Phase II                          $            84,286 $          122,222

Joint Venture Properties
(Ownership % on March 31, 2004)
The Willows of Plainview Phase II (90.30%)                     $           293,138 $          316,105
Lakeshore Business Center Phase I (81.19%)                     $           365,229 $          359,627
Lakeshore Business Center Phase II (81.19%)                    $           335,933 $          334,383
Lakeshore Business Center Phase III (81.19%)                   $           136,698 $           73,596

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The occupancy levels at our property and joint ventures as of March 31, 2004 and 2003 were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                                 62%                    67%

Joint Venture Properties
(Ownership % on March 31, 2004)
The Willows of Plainview Phase II (90.30%)                            82%                    81%
Lakeshore Business Center Phase I (81.19%)                            72%                    71%
Lakeshore Business Center Phase II (81.19%)                           79%                    81%
Lakeshore Business Center Phase III (81.19%)                          89%                    38%

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The average occupancy levels at our property and joint ventures for the three months ended March 31, 2004 and 2003 were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                                 62%                    69%

Joint Venture Properties
(Ownership % on March 31, 2004)
The Willows of Plainview Phase II (90.30%)                            83%                    85%
Lakeshore Business Center Phase I (81.19%)                            71%                    70%
Lakeshore Business Center Phase II (81.19%)                           79%                    81%
Lakeshore Business Center Phase III (81.19%)                          89%                    37%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ending March 31, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses for the three months ended March 31, 2004 and 2003 were approximately $383,000 and $311,000, respectively. The increase of $72,000, or 23%, was primarily due to an increase in repairs and maintenance expense at The Willows of Plainview Phase II and increased landscaping expense at The Willows of Plainview Phase II and Lakeshore Business Center Phases I, II and III. The increase is also due to an increase in consulting fees at Lakeshore Business Center Phases I, II and III in relation to the 2003 real estate tax assessments. The increase is partially offset by a decrease in repairs and maintenance expense, landscaping expense and legal expense at Commonwealth Business Center Phase II.

Our operating expenses – affiliated for the three months ended March 31, 2004 and 2003 were approximately $165,000 and $141,000, respectively. The increase of $24,000, or 17%, was primarily due to personnel changes at The Willows of Plainview Phase II and Commonwealth Business Center Phase II.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. Theses employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses for the three months ended March 31, 2004 and 2003 were approximately $278,000 and $180,000, respectively. The increase of $98,000, or 54%, was primarily due to increased legal and professional fees associated with our proposed merger and litigation filed by limited partners. See Part I, Item 1 – Note 10 for information regarding our proposed merger and our litigation filed by limited partners.

Our professional and administrative expenses — affiliated did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization

Our depreciation and amortization did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2004 and 2003.

Cash flows (used in) provided by:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             (26,641)$              222,335
Investing activities                                                         (51,792)                (4,754)
Financing activities                                                         118,348               (243,172)
                                                                  ------------------    -------------------

     Net  increase (decrease) in cash and equivalents          $              39,915 $              (25,591)
                                                                  ==================    ===================

Net cash used in operating activities was approximately $27,000 for the three months ended March 31, 2004. For the three months ended March 31, 2003 net cash provided by operating activities was approximately $222,000. The decrease is primarily due to decreased net income from operations as a result of increased expenses associated with our litigation filed by limited partners and our proposed merger and cash deposited into an escrow account that can be drawn upon for specific capital improvements.

Net cash used in investing activities increased from approximately $5,000 for the three months ended March 31, 2003 to approximately $52,000 for the three months ended March 31, 2004. The increase is due to various capital expenditures at Lakeshore Business Center Phases I and II and Commonwealth Business Center Phase II and decreased investment in consolidated joint ventures by minority partners.

Net cash flow provided by financing activities was approximately $118,000 for the three months ended March 31, 2004. For the three months ended March 31, 2003 we used approximately $243,000 in net cash for financing activities. The increase in cash is primarily the result of refinancing the existing loans at Lakeshore Business Center Phases I and II which suspended principal payments and refinancing the construction loan at Lakeshore Business Center Phase III which resulted in increased borrowings.

Due to the fact that no distributions were made during the three months ended March 31, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

As of March 31, 2004, our planned capital improvements include HVAC replacements at Commonwealth Business Center Phase II, Lakeshore Business Center Phase I and Lakeshore Business Center Phase II estimated to cost approximately $12,000, $21,000 and 18,000, respectively. At Lakeshore Business Center Phase I we also plan to replace the common area decor for an estimated cost of approximately $30,000 and repaint the building exterior for an estimated cost of approximately $30,000.

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

We have no other material commitments for renovations or capital improvements as of March 31, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $177,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $2,826,827 mortgage payable on Lakeshore Business Center Phase III and the $800,000 mortgage payable on Commonwealth Business Center Phase II. On March 31, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $303,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgages by approximately $36,000 annually.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in our internal controls over financial reporting during the first quarter of 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties V,
a Maryland limited partnership.

3a	First Amendment to Amended and Restated	**
Agreement of Limited Partnership of
NTS-Properties V, a Maryland limited partnership.

10	Property Management Agreement between	*
NTS Development Company and NTS-Properties V,
a Maryland limited partnership.

14	Code of Ethics	***

31.1	Certification of Chief Executive Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984 (effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	See www.ntsdevelopment.com for our code of ethics.

****	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on February 6, 2004, to announce that NTS Realty Holdings Limited Partnership filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission on February 4, 2004.

We filed a Form 8-K on February 17, 2004, to inform investors of a second offer by CMG Partners, LLC to purchase their interests in NTS-Properties V for $230 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

We filed a Form 8-K on May 10, 2004, to announce the final approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES V, A MARYLAND LIMITED PARTNERSHIP

By:	NTS-Properties Associates V,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 13, 2004