Form 10-Q
period 2004-06-30
NTS PROPERTIES V
filed 2004-08-16
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4

	Consolidated Statement of Partners' Equity as of June 30, 2004	4

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION

Items 1 - 6	29-30

Signatures	31

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

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           265,216 $          191,321
Cash and equivalents - restricted                                          812,000            363,643
Accounts receivable, net                                                   625,967            576,113
Land, buildings and amenities, net                                      19,883,966         20,360,408
Other assets                                                               819,774            893,961
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        22,406,923 $       22,385,446
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $        13,597,227 $       13,614,792
Accounts payable and accrued expenses                                      853,839            725,261
Accounts payable - affiliate                                               550,285            294,771
Security deposits                                                          229,239            210,252
Other liabilities                                                          468,757            192,601
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                 15,699,347         15,037,677

MINORITY INTEREST                                                          999,868          1,015,947

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         5,707,708          6,331,822
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        22,406,923 $       22,385,446

                                                                ==================  =================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       30,582,037 $               100 $        30,582,137
Net (loss) income - prior years                       (6,453,939)             48,606          (6,405,333)
Net loss - current year                                 (617,873)             (6,241)           (624,114)
Cash distributions declared to date                  (16,641,480)           (168,177)        (16,809,657)
Repurchase of limited partnership interests           (1,035,325)                 --          (1,035,325)
                                               -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2004                     $        5,833,420 $          (125,712)$         5,707,708
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       979,010 $    1,059,084 $    1,926,765 $     2,016,137
Tenant reimbursements                                         300,597        333,400        568,126         582,280
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                         1,279,607      1,392,484      2,494,891       2,598,417
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            356,442        395,197        739,048         706,244
Operating expenses - affiliated                               149,024        152,325        314,651         293,571
Management fees                                                70,406         79,399        137,577         149,259
Real estate taxes                                             131,823        133,827        263,646         267,654
Professional and administrative expenses                      165,439        191,875        443,593         372,460
Professional and administrative expenses - affiliated          54,465         49,824        102,495          96,722
Depreciation and amortization                                 322,888        306,344        646,520         620,994
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                               1,250,487      1,308,791      2,647,530       2,506,904
                                                       --------------  -------------  -------------  --------------

OPERATING INCOME (LOSS)                                        29,120         83,693       (152,639)         91,513

Interest and other income                                       6,173           (237)        12,255           2,825
Interest expense                                             (244,101)      (244,470)      (489,224)       (494,293)
Loss on disposal of assets                                     (4,176)            --         (4,176)             --
                                                       --------------  -------------  -------------  --------------

Loss before minority interest                                (212,984)      (161,014)      (633,784)       (399,955)
Minority interest income (loss)                                   694         11,688         (9,670)          4,642
                                                       --------------  -------------  -------------  --------------

Net loss                                              $      (213,678)$     (172,702)$     (624,114)$      (404,597)
                                                       ==============  =============  =============  ==============

Net loss allocated to the limited partners            $      (211,541)$     (170,975)$     (617,873)$      (400,551)
                                                       ==============  =============  =============  ==============

Net loss per limited partnership interest             $         (6.93)$        (5.60)$       (20.24)$        (13.12)
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                        30,521         30,521         30,521          30,521
                                                       ==============  =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (624,114)$           (404,597)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                                4,176                   --
    Depreciation and amortization                                           757,914              725,822
    Minority interest (loss) income                                          (9,670)               4,642
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (448,357)            (302,370)
      Accounts receivable                                                   (49,854)             (37,454)
      Other assets                                                          (34,092)             (81,965)
      Accounts payable and accrued expenses                                 384,092              750,302
      Security deposits                                                      18,987               49,513
      Other liabilities                                                     276,156              283,043
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              275,238              986,936
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (174,253)            (524,018)
Minority interest                                                            (6,409)              (3,523)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (180,662)            (527,541)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable                                             212,486              122,499
Principal payments on mortgages and notes payable                          (230,051)            (565,035)
Additions to loan costs                                                      (3,116)             (28,503)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                  (20,681)            (471,039)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                         73,895              (11,644)

CASH AND EQUIVALENTS, beginning of period                                   191,321              235,801
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            265,216 $            224,157
                                                                  =================    =================

Interest paid on a cash basis                                  $            460,801 $            468,423
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties V or its interests in its properties and joint ventures.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $3,372,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering each property been prepaid on June 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2004, approximately $99,000 of our overnight investment was included in cash and equivalents.

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

Note 7 — Mortgages Payable

Mortgages payable consist of the following:

                                                                      June 30,           December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                $          3,313,988 $          3,356,890

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                            3,080,220            3,120,096

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on LIBOR daily rate plus 2.5%, currently 3.615%, due October 1, 2005, secured
by land and a building.                                                   2,844,873            2,632,387

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                2,227,679            2,319,883

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                1,330,467            1,385,536

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on LIBOR one-
month rate plus 2.75%, currently 3.860%, due November 1,
2004, secured by land and a building.                                       800,000              800,000
                                                                  -----------------    -----------------

                                                               $         13,597,227 $         13,614,792
                                                                  =================    =================

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

As of June 30, 2004, the fair value of long-term debt is approximately $13,892,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $            137,577 $            149,259
                                                                -------------------  -------------------

Property management                                                         224,124              195,093
Leasing                                                                      21,400               45,506
Administrative - operating                                                   65,288               52,610
Other                                                                         3,839                  362
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  314,651              293,571
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       102,495               96,722
                                                                -------------------  -------------------

Repair and maintenance fees                                                   6,439                1,260
Leasing commissions                                                             187                1,020
                                                                -------------------  -------------------

     Total related party transactions capitalized                             6,626                2,280
                                                                -------------------  -------------------

Total related party transactions                               $            561,349 $            541,832
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

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”). NTS Development Company agreed to pay the Partnerships $1,500,000 on the closing date of the merger. We expect to receive $345,000 of this payment.

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

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

For the six months ended June 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $137,000 and $158,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $245,000 and $67,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

Note 11 — Segment Reporting

Our reportable operating segments are Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to the apartment complex known as The Willows of Plainview Phase II. The commercial real estate operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

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

                                                           Three Months Ended June 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          284,470 $           694,540 $           979,010
Tenant reimbursements                                         --             300,597             300,597
                                               -----------------  ------------------  ------------------

     Total revenues                                      284,470             995,137           1,279,607
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             132,066             373,400             505,466
Management fees                                           15,347              55,059              70,406
Real estate taxes                                         14,490             117,333             131,823
Depreciation and amortization                             56,911             261,322             318,233
                                               -----------------  ------------------  ------------------

     Total operating expenses                            218,814             807,114           1,025,928
                                               -----------------  ------------------  ------------------

Operating income                                          65,656             188,023             253,679

Interest and other income                                     69               5,333               5,402
Interest expense                                         (64,967)           (174,043)           (239,010)
Loss on disposal of assets                                (4,176)                 --              (4,176)
                                               -----------------  ------------------  ------------------

Net (loss) income                             $           (3,418)$            19,313 $            15,895
                                               =================  ==================  ==================

                                                           Three Months Ended June 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          303,787 $           755,297 $         1,059,084
Tenant reimbursements                                         --             333,400             333,400
                                               -----------------  ------------------  ------------------

     Total revenues                                      303,787           1,088,697           1,392,484
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             135,360             412,162             547,522
Management fees                                           15,791              63,608              79,399
Real estate taxes                                         16,779             117,048             133,827
Depreciation and amortization                             56,994             244,695             301,689
                                               -----------------  ------------------  ------------------

     Total operating expenses                            224,924             837,513           1,062,437
                                               -----------------  ------------------  ------------------

Operating income                                          78,863             251,184             330,047

Interest and other income                                    211                (519)               (308)
Interest expense                                         (70,150)           (169,229)           (239,379)
                                               -----------------  ------------------  ------------------

Net income                                    $            8,924 $            81,436 $            90,360
                                               =================  ==================  ==================

                                                            Six Months Ended June 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          577,608 $         1,349,157 $         1,926,765
Tenant reimbursements                                         --             568,126             568,126
                                               -----------------  ------------------  ------------------

     Total revenues                                      577,608           1,917,283           2,494,891
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             301,225             752,474           1,053,699
Management fees                                           30,109             107,468             137,577
Real estate taxes                                         28,980             234,666             263,646
Depreciation and amortization                            113,495             523,717             637,212
                                               -----------------  ------------------  ------------------

     Total operating expenses                            473,809           1,618,325           2,092,134
                                               -----------------  ------------------  ------------------

Operating income                                         103,799             298,958             402,757

Interest and other income                                    578              10,630              11,208
Interest expense                                        (131,264)           (347,779)           (479,043)
Loss of disposal of assets                                (4,176)                 --              (4,176)
                                               -----------------  ------------------  ------------------

Net loss                                      $          (31,063)$           (38,191)$           (69,254)
                                               =================  ==================  ==================

                                                            Six Months Ended June 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          619,892 $         1,396,245 $         2,016,137
Tenant reimbursements                                         --             582,280             582,280
                                               -----------------  ------------------  ------------------

     Total revenues                                      619,892           1,978,525           2,598,417
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             247,984             751,831             999,815
Management fees                                           32,404             116,855             149,259
Real estate taxes                                         33,558             234,096             267,654
Depreciation and amortization                            114,390             497,296             611,686
                                               -----------------  ------------------  ------------------

     Total operating expenses                            428,336           1,600,078           2,028,414
                                               -----------------  ------------------  ------------------

Operating income                                         191,556             378,447             570,003

Interest and other income                                    237               2,444               2,681
Interest expense                                        (141,599)           (342,513)           (484,112)
                                               -----------------  ------------------  ------------------

Net income                                    $           50,194 $            38,378 $            88,572
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and six months ended June 30, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                             June 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            318,233 $            301,689
Depreciation and amortization for Partnership                              4,655                4,655
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            322,888 $            306,344
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              5,402 $               (308)
Interest and other income for Partnership                                    771                   71
                                                             -------------------  -------------------

     Total interest and other income                        $              6,173 $               (237)
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $            239,010 $            239,379
Interest expense for Partnership                                           5,091                5,091
                                                             -------------------  -------------------

     Total interest expense                                 $            244,101 $            244,470
                                                             ===================  ===================

NET LOSS
Total net loss for reportable segments                      $             15,895 $             90,360
Net loss for Partnership (1)                                            (228,879)            (251,374)
Minority interest income                                                     694               11,688
                                                             -------------------  -------------------

     Total net loss                                         $           (213,678)$           (172,702)
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

                                                                         Six Months Ended
                                                                             June 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            637,212 $            611,686
Depreciation and amortization for Partnership                              9,308                9,308
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            646,520 $            620,994
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $             11,208 $              2,681
Interest and other income for Partnership                                  1,047                  144
                                                             -------------------  -------------------

     Total interest and other income                        $             12,255 $              2,825
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $            479,043 $            484,112
Interest expense for Partnership                                          10,181               10,181
                                                             -------------------  -------------------

     Total interest expense                                 $            489,224 $            494,293
                                                             ===================  ===================

NET LOSS
Total net (loss) income for reportable segments             $            (69,254)$             88,572
Net loss for Partnership (1)                                            (564,530)            (488,527)
Minority interest (loss) income                                           (9,670)               4,642
                                                             -------------------  -------------------

     Total net loss                                         $           (624,114)$           (404,597)
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

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $113,000 and $21,000, for the six months ended June 30, 2004 and 2003, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 3-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 3-30 years.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $3,372,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering each property been prepaid on June 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended June 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        284,470 $         995,137 $             -- $       1,279,607
Operating expenses and operating
  expenses - affiliated                                132,066           373,400               --           505,466
Depreciation and amortization                           56,911           261,322            4,655           322,888
Interest expense                                        64,967           174,043            5,091           244,101
Net (loss) income                                       (3,418)           19,313         (229,573)         (213,678)

                                                               Three Months Ended June 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        303,787 $       1,088,697 $             -- $       1,392,484
Operating expenses and operating
  expenses - affiliated                                135,360           412,162               --           547,522
Depreciation and amortization                           56,994           244,695            4,655           306,344
Interest expense                                        70,150           169,229            5,091           244,470
Net income (loss)                                        8,924            81,436         (263,062)         (172,702)

                                                                Six Months Ended June 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        577,608 $       1,917,283 $             -- $       2,494,891
Operating expenses and operating
  expenses - affiliated                                301,225           752,474               --         1,053,699
Depreciation and amortization                          113,495           523,717            9,308           646,520
Interest expense                                       131,264           347,779           10,181           489,224
Net loss                                               (31,063)          (38,191)        (554,860)         (624,114)

                                                                Six Months Ended June 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        619,892 $       1,978,525 $             -- $       2,598,417
Operating expenses and operating
  expenses - affiliated                                247,984           751,831               --           999,815
Depreciation and amortization                          114,390           497,296            9,308           620,994
Interest expense                                       141,599           342,513           10,181           494,293
Net income (loss)                                       50,194            38,378         (493,169)         (404,597)

During our most recent operating period net revenues for the residential segment have decreased primarily due to a lower average occupancy and a decrease in the average rental rate per unit. Net revenues for the commercial segment have decreased primarily due to a decrease in lease-buy-out income at Lakeshore Business Center Phases I and II and decreased average occupancy at Commonwealth Business Center Phase II, where we have not been successful in renewing several tenants’ expired leases. We continue our leasing efforts by seeking new tenants for this property. The decrease in the commercial net revenues is partially offset by an increase in average occupancy at Lakeshore Business Center Phase III as a result of our efforts to lease this recently constructed property. Operating expenses and operating expenses — affiliated quarter to date have decreased primarily due to decreased consulting fees at the Lakeshore Business Center Phases I, II and III, decreased loan fees at Lakeshore Business Center Phase III, decreased landscaping at Commonwealth Business Center Phase II and The Willows of Plainview Phase II and decreased repairs and maintenance at The Willows of Plainview Phase II. Operating expenses and operating expenses – affiliated year to date have remained relatively stable. Depreciation expense has increased due to the addition of fixed assets, while interest expense has remained relatively stable. The expenses related to our ongoing litigation and proposed merger have negatively impacted our partnership net losses.

Rental income and tenant reimbursements generated by our property and joint ventures for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Property
Commonwealth Business Center Phase II                 $       114,037 $      121,649 $      198,322 $       243,871

Joint Venture Properties
(Ownership % on June 30, 2004)
The Willows of Plainview Phase II (90.30%)            $       284,470 $      303,787 $      577,608 $       619,892
Lakeshore Business Center Phase I (81.19%)                    375,477        436,276        740,706         795,903
Lakeshore Business Center Phase II (81.19%)                   366,213        445,818        702,146         780,201
Lakeshore Business Center Phase III (81.19%)                  139,410         84,954        276,109         158,550

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The occupancy levels at our property and joint ventures as of June 30, 2004 and 2003 were as follows:

                                                                               June 30,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                                 62%                    69%

Joint Venture Properties
(Ownership % on June 30, 2004)
The Willows of Plainview Phase II (90.30%)                            80%                    88%
Lakeshore Business Center Phase I (81.19%)                            72%                    69%
Lakeshore Business Center Phase II (81.19%)                           83%                    81%
Lakeshore Business Center Phase III (81.19%)                          89%                    38%

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The average occupancy levels at our property and joint ventures for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                       -------------------------------     --------------------------------
                                                           2004              2003              2004               2003
                                                       -------------     -------------     -------------      -------------
Wholly-Owned Property
Commonwealth Business Center Phase II                       62%               69%               62%                69%

Joint Venture Properties
(Ownership % on June 30, 2004)
The Willows of Plainview Phase II (90.30%)                  81%               85%               82%                85%
Lakeshore Business Center Phase I (81.19%)                  72%               69%               72%                70%
Lakeshore Business Center Phase II (81.19%)                 80%               81%               80%                81%
Lakeshore Business Center Phase III (81.19%)                89%               38%               89%                38%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ending June 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended June 30, 2004 and 2003 were approximately $1,279,000 and $1,392,000, respectively. Our rental income and tenant reimbursements for the six months ended June 30, 2004 and 2003 were approximately $2,494,000 and $2,598,000, respectively. The decrease of $113,000, or 8%, and $104,000, or 4%, respectively, was primarily due to a decrease in lease-buy-out income at Lakeshore Business Center Phases I and II, decreased average occupancy at Commonwealth Business Center Phase II and The Willows of Plainview Phase II and lower rental rates per unit at The Willows of Plainview Phase II. The decrease can also be attributed to a decrease in common area maintenance at Lakeshore Business Center Phases I, II and III. The decrease is partially offset by an increase in average occupancy at Lakeshore Business Center Phase III.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses for the three months ended June 30, 2004 and 2003 were approximately $356,000 and $395,000, respectively. The decrease of $39,000, or 10%, was primarily due to a decrease in consulting fees at Lakeshore Business Center Phases I, II and III , a decrease in loan fees expense at Lakeshore Business Center Phase III, decreased landscaping at Commonwealth Business Center Phase II and The Willows of Plainview Phase II and decreased repairs and maintenance at The Willows of Plainview Phase II. The decrease is partially offset by increased bad debt expense at Lakeshore Business Center Phase II. Our operating expenses did not change significantly between the six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Our operating expenses – affiliated did not change significantly for the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses for the three months ended June 30, 2004 and 2003 were approximately $165,000 and $191,000, respectively. The decrease of $26,000, or 14% was primarily due to decreased legal and professional fees associated with our litigation filed by limited partners. Our professional and administrative expenses for the six months ended June 30, 2004 and 2003 were approximately $443,000 and $372,000, respectively. The increase of $71,000, or 19% was primarily due to increased legal and professional fees associated with our proposed merger. See Part I, Item I – Note 10 for information regarding our proposed merger and our litigation filed by limited partners.

Our professional and administrative expenses – affiliated did not change significantly for the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expense did not change significantly for the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly for the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2004 and 2003.

Cash flows (used in) provided by:

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             275,238 $              986,936
Investing activities                                                        (180,662)              (527,541)
Financing activities                                                         (20,681)              (471,039)
                                                                  ------------------    -------------------

     Net  increase (decrease) in cash and equivalents          $              73,895 $              (11,644)
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $987,000 for the six months ended June 30, 2003 to approximately $275,000 for the six months ended June 30, 2004. The decrease is primarily due to the change in accounts payable and decreased net income from operations as a result of increased expenses associated with our proposed merger.

Net cash used in investing activities decreased from approximately $528,000 for the six months ended June 30, 2003 to approximately $181,000 for the six months ended June 30, 2004. The decrease is primarily due to decreased capital expenditures at Lakeshore Business Center Phase III.

Net cash flow used in financing activities decreased from approximately $471,000 for the six months ended June 30, 2003 to approximately $21,000 for the six months ended June 30, 2004. The decrease is primarily the result of refinancing the existing loans at Lakeshore Business Center Phases I and II, which suspended principal payments and refinancing the construction loan at Lakeshore Business Center Phase III, which resulted in increased borrowings.

Due to the fact that no distributions were made during the six months ended June 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

As of June 30, 2004, our planned capital improvements include HVAC replacements at Commonwealth Business Center Phase II and Lakeshore Business Center Phase II estimated to cost approximately $12,000 and $14,000, respectively. At Lakeshore Business Center Phase I we plan to replace the common area decor for an estimated cost of approximately $22,000 and repaint the building exterior for an estimated cost of approximately $30,000.

As of June 30, 2004 we have a commitment from a tenant at Lakeshore Business Center Phase III for tenant improvements on approximately 4,000 square feet, estimated to cost approximately $162,000. As of June 30, 2004 approximately $19,000 of this cost has been incurred.

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

We have no other material commitments for renovations or capital improvements as of June 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $245,000 and $67,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $2,844,873 mortgage payable on Lakeshore Business Center Phase III and the $800,000 mortgage payable on Commonwealth Business Center Phase II. On June 30, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $290,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgages by approximately $36,000 annually.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in our internal controls over financial reporting during the six months ended June 30, 2004.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties V, a Maryland limited partnership.	*

3a	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-Properties V, a Maryland limited partnership.	**

10	Property Management Agreement between NTS Development Company and NTS-Properties V, a Maryland limited partnership.	*

14	Code of Ethics.	***

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	****

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	****

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on May 1, 1984 (effective August 1, 1984) under Commission File No. 2-90818.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-13400.

***	See www.ntsdevelopment.com for our code of ethics.

****	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on June 24, 2004, to announce that NTS Realty Holdings Limited Partnership filed an amendment to Form S-4 with the Securities and Exchange Commission on June 18, 2004. The original Form S-4 was filed on February 4, 2004.

We filed a Form 8-K on August 13, 2004, to announce that NTS Realty Holdings Limited Partnership filed a second amendment to Form S-4 with the Securities and Exchange Commission on August 13, 2004. The original Form S-4 was filed on February 4, 2004.

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

Date: August 16, 2004