Form 10-Q
period 2004-09-30
NTS PROPERTIES V
filed 2004-11-15
CIK 745302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	4

	Consolidated Statement of Partners' Equity as of September 30, 2004	4

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION

Items 1 - 6	32-34

Signatures	35

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

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           299,273 $          191,321
Cash and equivalents - restricted                                          755,976            363,643
Accounts receivable, net                                                   661,730            576,113
Land, buildings and amenities, net                                      19,691,909         20,360,408
Other assets                                                               764,140            893,961
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        22,173,028 $       22,385,446
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $        13,337,353 $       13,614,792
Accounts payable and accrued expenses                                      926,264            725,261
Accounts payable - affiliate                                               709,112            294,771
Security deposits                                                          240,595            210,252
Other liabilities                                                          633,796            192,601
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                 15,847,120         15,037,677

MINORITY INTEREST                                                          968,517          1,015,947

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         5,357,391          6,331,822
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        22,173,028 $       22,385,446
                                                                ==================  =================

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       30,582,037 $               100 $        30,582,137
Net (loss) income - prior years                       (6,453,939)             48,606          (6,405,333)
Net loss - current year                                 (964,687)             (9,744)           (974,431)
Cash distributions declared to date                  (16,641,480)           (168,177)        (16,809,657)
Repurchase of limited partnership interests           (1,035,325)                 --          (1,035,325)
                                               -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2004                $        5,486,606 $          (129,215)$         5,357,391
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       971,085 $      972,431 $    2,897,850 $     2,988,568
Tenant reimbursements                                         286,827        259,836        854,953         842,115
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                         1,257,912      1,232,267      3,752,803       3,830,683
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            432,967        356,111      1,172,015       1,062,354
Operating expenses - affiliated                               153,333        127,541        467,984         421,112
Management fees                                                67,696         66,852        205,273         216,111
Real estate taxes                                             203,278        127,014        466,924         394,668
Professional and administrative expenses                      161,239        132,515        604,832         504,975
Professional and administrative expenses - affiliated          57,950         43,145        160,445         139,868
Depreciation and amortization                                 324,012        308,569        970,532         929,563
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                               1,400,475      1,161,747      4,048,005       3,668,651
                                                       --------------  -------------  -------------  --------------

OPERATING (LOSS) INCOME                                      (142,563)        70,520       (295,202)        162,032

Interest and other income                                       4,906          1,952         17,161           4,778
Interest expense                                             (239,838)      (238,760)      (729,062)       (733,053)
Loss on disposal of assets                                       (920)        (1,430)        (5,095)         (1,430)
                                                       --------------  -------------  -------------  --------------

Loss before minority interest                                (378,415)      (167,718)    (1,012,198)       (567,673)
Minority interest loss                                        (28,098)        (4,925)       (37,767)           (283)
                                                       --------------  -------------  -------------  --------------

Net loss                                              $      (350,317)$     (162,793)$     (974,431)$      (567,390)
                                                       ==============  =============  =============  ==============

Net loss allocated to the limited partners            $      (346,814)$     (161,165)$     (964,687)$      (561,716)
                                                       ==============  =============  =============  ==============

Net loss per limited partnership interest             $        (11.36)$        (5.28)$       (31.61)$        (18.40)
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                        30,521         30,521         30,521          30,521
                                                       ==============  =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (974,431)$           (567,390)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                          64,929                8,882
    Write-off of uncollectible accounts receivable                           (4,994)              (8,753)
    Loss on disposal of assets                                                5,095                1,430
    Depreciation and amortization                                         1,137,542            1,089,584
    Minority interest loss                                                  (37,767)                (283)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (392,333)            (496,135)
      Accounts receivable                                                  (145,552)            (100,925)
      Other assets                                                          (34,073)            (311,844)
      Accounts payable and accrued expenses                                 615,344              879,567
      Security deposits                                                      30,343               48,205
      Other liabilities                                                     441,195              419,766
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              705,298              962,104
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (307,128)            (728,996)
Minority interest                                                            (9,663)              (2,614)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (316,791)            (731,610)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable                                             279,969              465,714
Principal payments on mortgages payable                                    (557,408)            (643,538)
Additions to loan costs                                                      (3,116)             (29,564)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (280,555)            (207,388)
                                                                  -----------------    -----------------

     Net increase in cash and equivalents                                   107,952               23,106

CASH AND EQUIVALENTS, beginning of period                                   191,321              235,801
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            299,273 $            258,907
                                                                  =================    =================

Interest paid on a cash basis                                  $            687,325 $            693,476
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES V,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties V’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties V or its interests in its properties and joint ventures.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $3,470,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering each property been prepaid on September 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2004, approximately $121,000 of our overnight investment was included in cash and equivalents.

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

Note 7 — Mortgages Payable

Mortgages payable consist of the following:

                                                                    September 30,        December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                $          3,183,529 $          3,356,890

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and buildings.                            2,958,964            3,120,096

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on LIBOR daily rate plus 2.5%, currently 3.615%, due October 1, 2005, secured
by land and a building.                                                   2,912,356            2,632,387

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                2,180,321            2,319,883

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.                1,302,183            1,385,536

Mortgage payable to a bank on demand with interest payable in monthly installments, at a variable rate based on LIBOR one-
month rate plus 2.75%, currently 4.400%, due February 1,
2005, secured by land and a building.                                       800,000              800,000
                                                                  -----------------    -----------------

                                                               $         13,337,353 $         13,614,792
                                                                  =================    =================

On October 18, 2004, the escrow balances of $180,735 at Lakeshore Business Center Phase I and $185,252 at Lakeshore Business Center Phase II were applied to the outstanding principal balances on the respective mortgages. This transaction does not change any terms of the existing mortgages.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium. As of September 30, 2004, the fair value of long-term debt is approximately $13,817,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Nine Months Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $            205,273 $            216,111
                                                                -------------------  -------------------

Property management                                                         332,352              285,501
Leasing                                                                      32,810               55,590
Administrative - operating                                                   96,834               79,490
Other                                                                         5,988                  531
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  467,984              421,112
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       160,445              139,868
                                                                -------------------  -------------------

Repair and maintenance fees                                                  12,262                5,132
Leasing commissions                                                             567                1,020
                                                                -------------------  -------------------

     Total related party transactions capitalized                            12,829                6,152
                                                                -------------------  -------------------

Total related party transactions                               $            846,531 $            783,243
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

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued for the settlement of this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

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

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

Under an indemnification agreement with our general partner, we are responsible for the costs of defending any litigation. For the nine months ended September 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $174,000 and $217,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $367,000 and $87,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of the Partnerships with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of the Partnerships into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

                                                         Three Months Ended September 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          267,645 $           703,440 $           971,085
Tenant reimbursements                                         --             286,827             286,827
                                               -----------------  ------------------  ------------------

     Total revenues                                      267,645             990,267           1,257,912
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             135,479             450,821             586,300
Management fees                                           13,208              54,488              67,696
Real estate taxes                                         14,490             188,788             203,278
Depreciation and amortization                             57,248             263,306             320,554
                                               -----------------  ------------------  ------------------

     Total operating expenses                            220,425             957,403           1,177,828
                                               -----------------  ------------------  ------------------

Operating income                                          47,220              32,864              80,084

Interest and other income                                     27               4,625               4,652
Interest expense                                         (63,614)           (171,133)           (234,747)
Loss on disposal of assets                                  (920)                 --                (920)
                                               -----------------  ------------------  ------------------

Net loss                                      $          (17,287)$          (133,644)$          (150,931)
                                               =================  ==================  ==================

                                                         Three Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          306,070 $           666,361 $           972,431
Tenant reimbursements                                         --             259,836             259,836
                                               -----------------  ------------------  ------------------

     Total revenues                                      306,070             926,197           1,232,267
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             124,305             359,347             483,652
Management fees                                           15,003              51,849              66,852
Real estate taxes                                          9,966             117,048             127,014
Depreciation and amortization                             56,966             246,949             303,915
                                               -----------------  ------------------  ------------------

     Total operating expenses                            206,240             775,193             981,433
                                               -----------------  ------------------  ------------------

Operating income                                          99,830             151,004             250,834

Interest and other income                                    496                 745               1,241
Interest expense                                         (68,885)           (164,784)           (233,669)
Loss on disposal of assets                                    --              (1,430)             (1,430)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $           31,441 $           (14,465)$            16,976
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          845,253 $         2,052,597 $         2,897,850
Tenant reimbursements                                         --             854,953             854,953
                                               -----------------  ------------------  ------------------

     Total revenues                                      845,253           2,907,550           3,752,803
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             436,702           1,203,297           1,639,999
Management fees                                           43,317             161,956             205,273
Real estate taxes                                         43,470             423,454             466,924
Depreciation and amortization                            170,743             787,021             957,764
                                               -----------------  ------------------  ------------------

     Total operating expenses                            694,232           2,575,728           3,269,960
                                               -----------------  ------------------  ------------------

Operating income                                         151,021             331,822             482,843

Interest and other income                                    604              15,254              15,858
Interest expense                                        (194,877)           (518,913)           (713,790)
Loss of disposal of assets                                (5,095)                 --              (5,095)
                                               -----------------  ------------------  ------------------

Net loss                                      $          (48,347)$          (171,837)$          (220,184)
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          925,962 $         2,062,606 $         2,988,568
Tenant reimbursements                                         --             842,115             842,115
                                               -----------------  ------------------  ------------------

     Total revenues                                      925,962           2,904,721           3,830,683
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             372,287           1,111,179           1,483,466
Management fees                                           47,407             168,704             216,111
Real estate taxes                                         43,524             351,144             394,668
Depreciation and amortization                            171,356             744,243             915,599
                                               -----------------  ------------------  ------------------

     Total operating expenses                            634,574           2,375,270           3,009,844
                                               -----------------  ------------------  ------------------

Operating income                                         291,388             529,451             820,839

Interest and other income                                    734               3,189               3,923
Interest expense                                        (210,484)           (507,297)           (717,781)
Loss on disposal of assets                                    --              (1,430)             (1,430)
                                               -----------------  ------------------  ------------------

Net income                                    $           81,638 $            23,913 $           105,551
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                          September 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            320,554 $            303,915
Depreciation and amortization for Partnership                              3,458                4,654
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            324,012 $            308,569
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              4,652 $              1,241
Interest and other income for Partnership                                    254                  711
                                                             -------------------  -------------------

     Total interest and other income                        $              4,906 $              1,952
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $           (234,747)$           (233,669)
Interest expense for Partnership                                          (5,091)              (5,091)
                                                             -------------------  -------------------

     Total interest expense                                 $           (239,838)$           (238,760)
                                                             ===================  ===================

NET LOSS
Total net (loss) income for reportable segments             $           (150,931)$             16,976
Net loss for Partnership (1)                                            (227,484)            (184,694)
Minority interest loss                                                   (28,098)              (4,925)
                                                             -------------------  -------------------

     Total net loss                                         $           (350,317)$           (162,793)
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

                                                                        Nine Months Ended
                                                                          September 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            957,764 $            915,599
Depreciation and amortization for Partnership                             12,768               13,964
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            970,532 $            929,563
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $             15,858 $              3,923
Interest and other income for Partnership                                  1,303                  855
                                                             -------------------  -------------------

     Total interest and other income                        $             17,161 $              4,778
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $           (713,790)$           (717,781)
Interest expense for Partnership                                         (15,272)             (15,272)
                                                             -------------------  -------------------

     Total interest expense                                 $           (729,062)$           (733,053)
                                                             ===================  ===================

NET LOSS
Total net (loss) income for reportable segments             $           (220,184)$            105,551
Net loss for Partnership (1)                                            (792,014)            (673,224)
Minority interest loss                                                   (37,767)                (283)
                                                             -------------------  -------------------

     Total net loss                                         $           (974,431)$           (567,390)
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

Recognition of Rental Income

Our apartment community has operating leases with apartment residents with terms generally of 12 months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating expenses, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $136,000 and $78,000, for the nine months ended September 30, 2004 and 2003, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 3-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 3-30 years.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $3,470,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering each property been prepaid on September 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                             Three Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        267,645 $         990,267 $             -- $       1,257,912
Operating expenses and operating
  expenses - affiliated                                135,479           450,821               --           586,300
Depreciation and amortization                           57,248           263,306            3,458           324,012
Interest expense                                       (63,614)         (171,133)          (5,091)         (239,838)
Net loss                                               (17,287)         (133,644)        (199,386)         (350,317)

                                                             Three Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        306,070 $         926,197 $             -- $       1,232,267
Operating expenses and operating
  expenses - affiliated                                124,305           359,347               --           483,652
Depreciation and amortization                           56,966           246,949            4,654           308,569
Interest expense                                       (68,885)         (164,784)          (5,091)         (238,760)
Net income (loss)                                       31,441           (14,465)        (179,769)         (162,793)

                                                             Nine Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        845,253 $       2,907,550 $             -- $       3,752,803
Operating expenses and operating
  expenses - affiliated                                436,702         1,203,297               --         1,639,999
Depreciation and amortization                          170,743           787,021           12,768           970,532
Interest expense                                      (194,877)         (518,913)         (15,272)         (729,062)
Net loss                                               (48,347)         (171,837)        (754,247)         (974,431)

                                                             Nine Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        925,962 $       2,904,721 $             -- $       3,830,683
Operating expenses and operating
  expenses - affiliated                                372,287         1,111,179               --         1,483,466
Depreciation and amortization                          171,356           744,243           13,964           929,563
Interest expense                                      (210,484)         (507,297)         (15,272)         (733,053)
Net income (loss)                                       81,638            23,913         (672,941)         (567,390)

During our most recent operating period net revenues for the residential segment have decreased primarily due to lower average occupancy and a decrease in the average rental rate per unit. Net revenues year to date for the commercial segment have slightly increased primarily due to increased average occupancy at Lakeshore Business Center Phase III as a result of our efforts to lease this recently constructed property. The increase is partially offset by a decrease in lease-buy-out income at Lakeshore Business Center Phases I and II and decreased average occupancy at Commonwealth Business Center Phase II, where we have not been successful in renewing several tenants’ expired leases. We continue our leasing efforts by seeking new tenants for this property. Net revenues quarter to date have increased primarily due to an increase in common area maintenance income at Lakeshore Business Center Phase III, as the result of an increase in average occupancy. Operating expenses and operating expenses – affiliated increased primarily due to an increase in repairs and maintenance, changes in personnel and annual salary increases at both the residential and commercial segments. The increase is also due to an increase in bad debt expense at Lakeshore Business Center Phase II. Depreciation expense has increased due to the addition of fixed assets, while interest expense has remained relatively stable. The expenses related to our ongoing litigation file by limited partners and settlement directed merger costs have negatively impacted our partnership net losses.

Rental income and tenant reimbursements generated by our property and joint ventures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Property
Commonwealth Business Center Phase II                 $       108,396 $      122,209 $      306,718 $       366,079

Joint Venture Properties
(Ownership % on September 30, 2004)
The Willows of Plainview Phase II (90.30%)            $       267,645 $      306,070 $      845,253 $       925,962
Lakeshore Business Center Phase I (81.19%)                    368,528        358,083      1,109,234       1,153,987
Lakeshore Business Center Phase II (81.19%)                   365,532        332,046      1,067,678       1,112,246
Lakeshore Business Center Phase III (81.19%)                  147,811        113,859        423,920         272,409

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The occupancy levels at our property and joint ventures as of September 30, 2004 and 2003 were as follows:

                                                                             September 30,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Property
Commonwealth Business Center Phase II                                 56%                    67%

Joint Venture Properties
(Ownership % on September 30, 2004)
The Willows of Plainview Phase II (90.30%)                            82%                    83%
Lakeshore Business Center Phase I (81.19%)                            72%                    72%
Lakeshore Business Center Phase II (81.19%)                           73%                    78%
Lakeshore Business Center Phase III (81.19%)                          89%                    89%

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The average occupancy levels at our property and joint ventures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                       -------------------------------     --------------------------------
                                                           2004              2003              2004               2003
                                                       -------------     -------------     -------------      -------------
Wholly-Owned Property
Commonwealth Business Center Phase II                       60%               68%               61%                68%

Joint Venture Properties
(Ownership % on September 30, 2004)
The Willows of Plainview Phase II (90.30%)                  79%               87%               81%                85%
Lakeshore Business Center Phase I (81.19%)                  72%               71%               72%                70%
Lakeshore Business Center Phase II (81.19%)                 77%               81%               79%                81%
Lakeshore Business Center Phase III (81.19%)                89%               72%               89%                49%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ending September 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended September 30, 2004 and 2003 were approximately $1,258,000 and $1,232,000, respectively. The increase of $26,000, or 2%, was primarily due to an increase in common area maintenance income at Lakeshore Business Center Phase III, as the result of an increase in average occupancy.

Our rental income and tenant reimbursements for the nine months ended September 30, 2004 and 2003 were approximately $3,753,000 and $3,831,000, respectively. The decrease of $78,000, or 2%, was primarily due to a decrease in average occupancy and a decrease in the average rental rate per unit at The Willows of Plainview Phase II.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses for the three months ended September 30, 2004 and 2003 were approximately $433,000 and $356,000, respectively. Our operating expenses for the nine months ended September 30, 2004 and 2003 were approximately $1,172,000 and $1,062,000, respectively. The increase of $77,000, or 22%, and $110,000, or 10%, respectively, is primarily due to an increase in repairs and maintenance at Lakeshore Business Center Phases I, II and III, Commonwealth Business Center Phase II and The Willows of Plainview Phase II, an increase in landscaping and cleaning services at Lakeshore Business Center Phases I, II and III and an increase in bad debt expense at Lakeshore Business Center Phase II. The overall increase is partially offset by a decrease in insurance expense at Lakeshore Business Center Phases I, II and III, a decrease in landscaping at Commonwealth Business Center Phase II, a decrease in loan fees at Lakeshore Business Center Phase III and a decrease in non-recoverable expenses related to legal fees at Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

Our operating expenses – affiliated for the three months ended September 30, 2004 and 2003 were approximately $153,000 and $127,000, respectively. Our operating expenses – affiliated for the nine months ended September 30, 2004 and 2003 were approximately $468,000 and $421,000, respectively. The increase of $26,000, or 20%, and $47,000, or 11%, respectively, is primarily due to annual salary increases and changes in personnel at The Willows of Plainview Phase II and Commonwealth Business Center Phase II.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses for the three months ended September 30, 2004 and 2003 were approximately $161,000 and $133,000, respectively. Our professional and administrative expenses for the nine months ended September 30, 2004 and 2003 were approximately $605,000 and $505,000, respectively. The increase of $28,000, or 21%, and $100,000, or 20%, respectively, is primarily the result of increased legal and professional fees associated with our ongoing litigation filed by limited partners and settlement directed merger costs. See Part I, Item I – Note 10 for information regarding or proposed merger.

Our professional and administrative expenses — affiliated for the three months ended September 30, 2004 and 2003 were approximately $58,000 and $43,000, respectively. Our professional and administrative expenses — affiliated for the nine months ended September 30, 2004 and 2003 were approximately $161,000 and $140,000, respectively. The increase of $15,000, or 34%, and $21,000, or 15%, respectively, is primarily the result of changes in personnel and annual salary increases.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses — affiliated consisted of approximately the following for the periods presented:

                                                                        Nine Months Ended
                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Finance                                                      $            39,000 $           30,000
Accounting                                                                81,000             65,000
Investor Relations                                                        17,000             19,000
Human Resources                                                            9,000             10,000
Overhead                                                                  15,000             16,000
                                                              ------------------  -----------------

Total                                                        $           161,000 $          140,000
                                                              ==================  =================

Depreciation and Amortization Expense

Our depreciation and amortization expense did not change significantly for the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly for the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2004 and 2003.

Cash flows provided by (used in):

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             705,298 $              962,104
Investing activities                                                        (316,791)              (731,610)
Financing activities                                                        (280,555)              (207,388)
                                                                  ------------------    -------------------

     Net increase in cash and equivalents                      $             107,952 $               23,106
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $962,000 for the nine months ended September 30, 2003 to approximately $705,000 for the nine months ended September 30, 2004. The decrease is primarily due to increased net loss from operations as a result of increased expenses associated with our ongoing litigation filed by limited partners and settlement directed merger costs.

Net cash used in investing activities decreased from approximately $732,000 for the nine months ended September 30, 2003 to approximately $317,000 for the nine months ended September 30, 2004. The decrease is primarily due to decreased capital expenditures at Lakeshore Business Center Phase III.

Net cash flow used in financing activities increased from approximately $207,000 for the nine months ended September 30, 2003 to approximately $281,000 for the nine months ended September 30, 2004. The increase is primarily the result of refinancing the existing loans at Lakeshore Business Center Phases I and II, which suspended principal payments and refinancing the construction loan at Lakeshore Business Center Phase III, which resulted in decreased borrowings.

Due to the fact that no distributions were made during the nine months ended September 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

On October 18, 2004, the escrow balances of $180,735 at Lakeshore Business Center Phase I and $185,252 at Lakeshore Business Center Phase II were applied to the outstanding principal balances on the respective mortgages. This transaction does not change any terms of the existing mortgages.

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

Over the next 12 months we have planned various building improvement and repair projects at both our commercial and residential segments. At Commonwealth Business Center Phase II, we plan to reseal and stripe the parking lot for an estimated cost of approximately $10,000 and perform HVAC replacements for an estimated cost of approximately $30,000. At Lakeshore Business Center Phase I, we plan to install security cameras for an estimated cost of approximately $15,000, repaint the building exteriors for an estimated cost of approximately $30,000, redecorate the building corridors and restrooms for an estimated cost of approximately $30,000 and perform HVAC replacements for an estimated cost of approximately $38,000. At Lakeshore Business Center Phase II, we plan to install security cameras for an estimated cost of approximately $14,000 and perform HVAC replacements for an estimated cost of approximately $16,000.

At Commonwealth Business Center Phase II, approximately $71,000 in tenant improvements will be needed to return the building to full occupancy and retain existing tenants. At Lakeshore Business Center Phase II, we have a commitment from a tenant to provide approximately $22,000 in tenant improvements on approximately 6,000 square feet. As of September 30, 2004, approximately $13,000 of this cost has been incurred. At Lakeshore Business Center Phase III, we have a commitment from a tenant to provide approximately $163,000 in tenant improvements on approximately 4,000 square feet. As of September 30, 2004, approximately $98,000 of this cost has been incurred. This new lease agreement will bring Lakeshore Business Center Phase III to 100% percent occupancy by the end of 2004.

At The Willows of Plainview Phase II, we plan to install chimney saddles for an estimated cost of approximately $28,000, perform HVAC replacements for an estimated cost of approximately $31,000, repair the sidewalks for an estimated cost of approximately $17,000, install security alarms for an estimated cost of approximately $8,000 and resurface the tennis court for an estimated cost of approximately $9,000.

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

We have no other material commitments for renovations or capital improvements as of September 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $367,000 and $87,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”) into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $2,912,356 mortgage payable on Lakeshore Business Center Phase III and the $800,000 mortgage payable on Commonwealth Business Center Phase II. On September 30, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $278,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgages by approximately $37,000 annually.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in our internal controls over financial reporting during the nine months ended September 30, 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

Reports on Form 8-K

We filed a Form 8-K on August 17, 2004, to inform investors of a mini-tender offer by CMG Partners, LLC to purchase their interests in NTS-Properties V for $250 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on October 29, 2004 to announce that on October 25, 2004 and October 27, 2004, NTS Realty Holdings Limited Partnership (“NTS Realty”) filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4. NTS Realty filed the original Form S-4 on February 4, 2004, Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

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

Date: November 15, 2004